Form 10-Q
period 1994-12-31
LANDMARK GRAPHICS CORP
filed 1995-02-14
CIK 749510

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________to______________

                            Commission File Number
                                   0-17195

                        Landmark Graphics Corporation

             (Exact name of registrant as specified in its charter)

           DELAWARE                                          76-0029459
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification Number)

          15150 MEMORIAL DRIVE
             HOUSTON, TEXAS                                  77079-4304
(Address of principal executive offices)                     (Zip Code)

                                (713) 560-1000
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
            (Former name, former address and former fiscal year, if
                          changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X            NO
                                 -----             -----

The number of shares outstanding of the Registrant's common stock, $0.05 par value, as of February 6, 1995 was 16,349,363.

                                    INDEX


                                                                                               Page No.
                                                                                               --------

                        PART I:  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


    Consolidated Balance Sheets -
         As of December 31, 1994 and June 30, 1994  . . . . . . . . . . . . . . . .               3


    Consolidated Statements of Operations -
         For the Three Months and Six Months Ended December 31, 1994
         and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4


    Consolidated Statements of Cash Flows -
         For the Six Months Ended December 31, 1994 and 1993  . . . . . . . . . . .               5


    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .               6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . .               12



                         PART II:  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               16


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . .               16


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . .               17


    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               18

                        LANDMARK GRAPHICS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE DATA)
                                 (UNAUDITED)

                                                                         December 31,           June 30,
                                                                             1994                 1994
                                                                        ------------           ---------
                                                                                              (Restated)
 ASSETS
 Current assets:
      Cash and cash equivalents  . . . . . . . . . . . . . . . .         $  65,890            $  73,840
      Receivables:
          Trade accounts, net  . . . . . . . . . . . . . . . . .            40,861               40,705
          Current income tax receivable  . . . . . . . . . . . .             1,003                1,003
          Accrued revenue and other receivables  . . . . . . . .             7,769                7,000
      Inventory  . . . . . . . . . . . . . . . . . . . . . . . .             4,833                3,444
      Prepaid expenses . . . . . . . . . . . . . . . . . . . . .             3,231                3,618
      Deferred income taxes, net of valuation allowance  . . . .             5,132                4,667
                                                                          --------             --------
          Total current assets . . . . . . . . . . . . . . . . .           128,719              134,277
 Investments . . . . . . . . . . . . . . . . . . . . . . . . . .               857                  851
 Property and equipment, net . . . . . . . . . . . . . . . . . .            42,115               40,493
 Software development costs, net . . . . . . . . . . . . . . . .             6,463                5,781
 Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . .            11,321                  129
 Other assets, net . . . . . . . . . . . . . . . . . . . . . . .             3,940                4,561
                                                                         ---------            ---------
 Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . .         $ 193,415            $ 186,092
                                                                         =========            =========

 LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable . . . . . . . . . . . . . . . . . . . . .         $   8,728            $   7,915
      Accrued liabilities  . . . . . . . . . . . . . . . . . . .             7,838                6,473
      Accrued commissions  . . . . . . . . . . . . . . . . . . .             2,329                1,565
      Deferred maintenance fees  . . . . . . . . . . . . . . . .             8,866               10,136
      Income taxes payable . . . . . . . . . . . . . . . . . . .             1,811                1,596
      Current maturities of long-term debt . . . . . . . . . . .             1,009                1,150
                                                                         ---------            ---------
          Total current liabilities  . . . . . . . . . . . . . .            30,581               28,835
 Deferred income taxes, net of current portion . . . . . . . . .             4,161                4,161
 Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .            11,500               12,000
 Other long-term liabilities . . . . . . . . . . . . . . . . . .                62                    -

 Common stockholders' equity:
      Common stock, $0.05 par value; 16,348 and 16,269
          shares issued, respectively  . . . . . . . . . . . . .               817                  813
      Paid-in capital  . . . . . . . . . . . . . . . . . . . . .           120,072              118,590
      Retained earnings  . . . . . . . . . . . . . . . . . . . .            26,222               21,693
                                                                         ---------            ---------
          Total common stockholders' equity  . . . . . . . . . .           147,111              141,096
                                                                         ---------            ---------
 Total Liabilities and Common Stockholders' Equity . . . . . . .         $ 193,415            $ 186,092
                                                                         =========            =========


      The accompanying notes are an integral part of these financial statements.

                        LANDMARK GRAPHICS CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                             Three Months Ended          Six Months Ended
                                                                 December 31,               December 31,
                                                          ----------------------     ----------------------
                                                            1994          1993          1994         1993
                                                          --------     ---------     --------      --------
                                                                       (Restated)                 (Restated)
Revenues:
   Software product sales. . . . . . . . . . . . . .      $ 20,804      $ 17,976     $ 34,508      $ 32,987
   Hardware product sales  . . . . . . . . . . . . .         9,259        10,297       15,243        15,552
   Maintenance and other . . . . . . . . . . . . . .        13,288         9,459       23,794        18,273
                                                          --------     ---------     --------      --------
      Total revenues . . . . . . . . . . . . . . . .        43,351        37,732       73,545        66,812

Cost of revenues:
   Cost of software product sales. . . . . . . . . .         2,332         1,452        4,077         3,095
   Cost of hardware product sales. . . . . . . . . .         7,638         8,686       12,610        12,858
   Cost of maintenance and other . . . . . . . . . .         7,733         5,878       14,029        11,297
   Bad debt expense  . . . . . . . . . . . . . . . .           403           405          753           855
                                                          --------     ---------     --------      --------
      Total cost of revenues . . . . . . . . . . . .        18,106        16,421       31,469        28,105
                                                          --------     ---------     --------      --------
         Gross profit  . . . . . . . . . . . . . . .        25,245        21,311       42,076        38,707

Operating expenses:
   Research and development  . . . . . . . . . . . .         4,486         4,181        8,572         9,160
   Selling, marketing and administrative . . . . . .        14,053        11,522       25,785        21,468
   Merger costs  . . . . . . . . . . . . . . . . . .             -             -        1,153             -
   Restructuring charges and non-recurring costs . .             -             -        1,809             -
                                                          --------     ---------     --------      --------
      Total operating expenses . . . . . . . . . . .        18,539        15,703       37,319        30,628
                                                          --------     ---------     --------      --------
Income from operations . . . . . . . . . . . . . . .         6,706         5,608        4,757         8,079
Other, net . . . . . . . . . . . . . . . . . . . . .           750           463        1,619           856
                                                          --------     ---------     --------      --------
Income before income taxes . . . . . . . . . . . . .         7,456         6,071        6,376         8,935
Provision for income taxes . . . . . . . . . . . . .         1,847         1,053        1,847         1,699
                                                          --------     ---------     --------      --------
Net income . . . . . . . . . . . . . . . . . . . . .      $  5,609      $  5,018     $  4,529      $  7,236
                                                          ========     =========     ========      ========
Income per common and common equivalent share  . . .      $   0.34      $   0.32     $   0.27      $   0.49
                                                          ========     =========     ========      ========
Weighted average common and common equivalent shares
   outstanding . . . . . . . . . . . . . . . . . . .        16,645        15,749       16,770        14,780

Pro forma information:
   Net income as reported  . . . . . . . . . . . . .                   $   5,018                   $  7,236
   Pro forma charge in lieu of income taxes. . . . .                         748                        885
                                                                       ---------                   --------
   Pro forma net income  . . . . . . . . . . . . . .                   $   4,270                   $  6,351
                                                                       =========                   ========
   Pro forma income per share  . . . . . . . . . . .                   $    0.27                   $   0.43
                                                                       =========                   ========

  The accompanying notes are an integral part of these financial statements.

                         LANDMARK GRAPHICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                  December 31,
                                                                                            ----------------------
                                                                                              1994           1993
                                                                                            --------      --------
                                                                                                          (Restated)
 Cash flows from:
   Operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   4,529     $    7,236
        Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,919          3,580
          Adjustment to reduce net income of Advance Geophysical
            Corporation to a three month amount. . . . . . . . . . . . . . . . . . . .              -           (393)
          Compensation related to acquired company's Phantom Stock Plan  . . . . . . .              -            696
          Amortization of goodwill/other assets  . . . . . . . . . . . . . . . . . . .            462             64
          Amortization of capitalized software development costs . . . . . . . . . . .          1,469          1,114
          Provision for doubtful accounts  . . . . . . . . . . . . . . . . . . . . . .            753            819
          Amortization of field service and lease inventory  . . . . . . . . . . . . .            425            522
          Provision for product upgrade costs  . . . . . . . . . . . . . . . . . . . .            125            100
          Provision for inventory obsolescence . . . . . . . . . . . . . . . . . . . .             89            150
          Net loss on disposal of property and equipment . . . . . . . . . . . . . . . .           45             73
          Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -            (56)
   Changes in assets and liabilities, net of the effects of purchased business:
         Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            557         (5,955)
         Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,896)          (144)
         Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            541         (1,039)
         Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            562            149
         Accounts payable/accrued liabilities  . . . . . . . . . . . . . . . . . . . .          2,246          4,647
         Deferred maintenance fees . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,258)         1,737
         Deferred income taxes/income taxes payable  . . . . . . . . . . . . . . . . .            152            617
                                                                                             --------       --------
            Net cash provided by operating activities. . . . . . . . . . . . . . . . .         11,720         13,917

   Investing activities:
         Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,211)       (19,821)
         Payment for purchased business acquired, net of cash acquired of $466 . . . .        (12,803)             -
         Capitalized software development costs  . . . . . . . . . . . . . . . . . . .         (1,578)          (994)
         Investment in equity securities . . . . . . . . . . . . . . . . . . . . . . .             (6)          (400)
         Proceeds from sale of property and equipment  . . . . . . . . . . . . . . . .            160            229
                                                                                             --------       --------
            Net cash used in investing activities. . . . . . . . . . . . . . . . . . .        (19,438)       (20,986)

   Financing activities:
         Additions to debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -         14,132
         Reduction of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,193)        (1,776)
         Proceeds from sale of common stock, net of registration costs . . . . . . . .              -         45,300
         Proceeds from exercise of stock options . . . . . . . . . . . . . . . . . . .          1,051          1,624
         Distributions to S Corporation stockholders . . . . . . . . . . . . . . . . .              -         (1,021)
         Issuance costs related to stock-based financing activities  . . . . . . . . .            (90)             -
                                                                                             --------       --------
            Net cash provided by (used in) financing activities. . . . . . . . . . . .           (232)        58,259


   Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . .         (7,950)        51,190
   Cash and cash equivalents at beginning of period, as restated   . . . . . . . . . .         73,840         20,511
                                                                                             --------       --------
   Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . .      $  65,890     $   71,701
                                                                                            =========     ==========

  The accompanying notes are an integral part of these financial statements.

                         LANDMARK GRAPHICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

          The accompanying unaudited consolidated financial statements of Landmark Graphics Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1994 Annual Report on Form 10-K.

          The Consolidated Statements of Operations for the three month and six month periods ended December 31, 1993 and the Consolidated Balance Sheet as of June 30, 1994 have been restated to include the accounts of Stratamodel Inc. ("Stratamodel"). On September 28, 1994, the Company acquired all of the equity interests of Stratamodel in a transaction accounted for as a pooling of interests.

         The unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments and adjustments to reflect the pooling of interests) which the Company considers necessary for a fair presentation of the interim periods. Results for the interim periods are not necessarily indicative of results for the year. All significant intercompany balances and transactions have been eliminated.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

ACQUISITIONS

Stratamodel

       Stratamodel is engaged in the development of reservoir characterization and modeling software products designed to aid geoscientists in oil and gas exploration and production. In connection with the acquisition, the Company issued a total of 413,911 shares of its common stock, in exchange for all of the equity interests of Stratamodel, which included common stock, stock options and warrants. In addition, the Company retired all of Stratamodel's outstanding debt of approximately $510,000 and paid certain acquisition-related expenses of Stratamodel of approximately $293,000.

          Stratamodel previously reported its financial results on a December 31 fiscal year-end basis. In connection with the acquisition, Stratamodel changed its fiscal year-end from December 31 to June 30. As a result, the financial statements presented combine both entities' financial results for the same periods. In addition to the adjustments made to effect the change in fiscal years, certain adjustments were made in order to conform Stratamodel's method of accounting for software development costs and income taxes to the Company's method.

                         LANDMARK GRAPHICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company capitalizes software development costs when an operative version of the product is ready for initial testing, whereas Stratamodel capitalized costs at points prior to initial testing. Additionally, the Company accounted for income taxes under Accounting Principles Board Opinion No. 11 until it was required to adopt Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Stratamodel had applied Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" until adopting SFAS 109. In connection with the acquisition, Stratamodel conformed it's accounting policies to those of the Company. The effect of these conforming adjustments decreased Stratamodel's net income for the three months and six months ended December 31, 1993 by approximately $190,000 and $33,000, respectively.

         The Stratamodel acquisition was consummated on September 28, 1994. The following summarizes the revenues and net income (loss) of the separate companies included in the results of operations for the three months ended September 30 (in thousands) (unaudited):

                                       1994                  1993
                                     --------             ---------
                                                          (Restated)
Revenues
  Company . . . . . . . . . .        $ 28,404             $  27,021
  Stratamodel . . . . . . . .           1,790                 2,059
                                     --------             ---------
     Combined   . . . . . . .        $ 30,194             $  29,080
                                     ========             =========
Net income (loss)
  Company . . . . . . . . . .        $   (639)            $   1,755
  Stratamodel . . . . . . . .            (441)                  463
                                     --------             ---------
     Combined   . . . . . . .        $ (1,080)            $   2,218
                                     ========             =========

MGA

         On September 29, 1994, the Company purchased all the issued and outstanding capital stock of MGI Associates, Inc., ("MGA"). The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired operations of MGA have been included in the results of operations since the date of acquisition.

         MGA, based in Dallas, Texas, develops personal computer-based economics and reservoir engineering software products designed to aid geoscientists in oil and gas exploration. The Company acquired MGA for consideration of approximately $13.3 million which consisted of cash of $10.5 million paid to acquire the stock, cash of $1.3 million paid to retire certain related party debt and the accrual of approximately $1.6 million of acquisition-related costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets acquired based on estimated fair market values at the date of acquisition.

                         LANDMARK GRAPHICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORY

         Inventory is recorded at the lower of cost or market on a first-in, first-out basis. Inventory consists of the following (in thousands) (unaudited):

                                                December 31,      June 30,
                                                   1994             1994
                                               ------------      ---------
                                                                 (Restated)
 Component parts . . . . . . . . . . . . .       $   3,965        $   1,958
 Field service parts . . . . . . . . . . .             252              775
 Lease units . . . . . . . . . . . . . . .             467              509
 Finished goods  . . . . . . . . . . . . .             145              180
 Work in progress  . . . . . . . . . . . .               4               22
                                                 ---------        ---------
                                                 $   4,833        $   3,444
                                                 =========        =========


SOFTWARE DEVELOPMENT COSTS

         In addition to the $1.6 million software development costs capitalized in the six months ended December 31, 1994, the Company recorded approximately $573,000 of software development costs in connection with the MGA acquisition. The amounts recorded in connection with the MGA acquisition reflect the fair market value of the software acquired.

GOODWILL

         Goodwill represents the cost in excess of the fair market value of the net assets of companies acquired and is being amortized on a straight-line basis over eight years. During the current quarter, the Company finalized the purchase price allocation for the acquisition of MGA and adjusted the goodwill recorded to $11.6 million.

INCOME TAXES

         The Company recorded the following additional net deferred tax assets in connection with the acquisition of MGA (in thousands) (unaudited):

 Deferred tax assets:
      Deferred revenue . . . . . . . . . . . . . . . . . .      $   223
      Foreign net operating loss . . . . . . . . . . . . .          148
      Other. . . . . . . . . . . . . . . . . . . . . . . .          359
                                                                -------
          Total deferred tax assets  . . . . . . . . . . .          730

 Valuation allowance for deferred tax assets . . . . . . .         (265)
                                                                -------
 Net deferred tax assets . . . . . . . . . . . . . . . . .      $   465
                                                                =======

                         LANDMARK GRAPHICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The valuation allowance is offset against the total deferred tax assets to reflect the net deferred tax assets. The net deferred tax assets reflect the portion which the Company believes there is a greater than 50 percent probability of realization.

MERGER COSTS

         Merger costs included in the Consolidated Statements of Operations consist primarily of accounting, legal and investment banking costs related to the completion of the Stratamodel acquisition.

RESTRUCTURING CHARGES AND NON-RECURRING COSTS

         In connection with the Stratamodel acquisition, the Company adopted a restructuring plan designed to eliminate redundancies and consolidate operations. Under the plan, the Company recorded approximately $1.2 million in restructuring charges consisting of severance costs for terminated employees and lease costs associated with duplicate facilities. Additionally, non-recurring costs of approximately $600,000 were incurred in connection with the acquisition including relocation and other acquisition-related costs.

OTHER, NET

         Other, net consists of the following (in thousands) (unaudited):

                                               Three Months Ended            Six Months Ended
                                                  December 31,                 December 31,
                                             ----------------------       ---------------------
                                               1994           1993          1994          1993
                                             -------        -------       -------       -------
                                                           (Restated)                  (Restated)
Foreign currency gains (losses)  . . . .     $   (36)       $    (1)      $  (145)      $    29
Interest income  . . . . . . . . . . . .         991            626         2,059         1,019
Interest expense . . . . . . . . . . . .        (262)          (216)         (534)         (467)
Other  . . . . . . . . . . . . . . . . .          57             54           239           275
                                             -------       --------      --------      --------
                                             $   750       $    463      $  1,619      $    856
                                             =======       ========      ========      ========

INCOME PER COMMON AND COMMON EQUIVALENT SHARE

         Income per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method.

                         LANDMARK GRAPHICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For purposes of the income per share computation, the shares issued in exchange for the equity interests of Stratamodel have been treated as if they had been issued and outstanding for all periods presented.

         The number of shares used in the computation was determined as follows (in thousands) (unaudited):


                                                     Three Months Ended           Six Months Ended
                                                         December 31,                December 31,
                                                    --------------------        --------------------
                                                     1994          1993          1994          1993
                                                    ------        ------        ------        ------
                                                                (Restated)                  (Restated)
Weighted average number of common
     shares outstanding . . . . . . . . . . . .     16,330        15,199        16,312        14,250
Common stock equivalents  . . . . . . . . . . .        315           550           458           530
                                                    ------        ------        ------        ------
Shares used in computing income per share . . .     16,645        15,749        16,770        14,780
                                                    ======        ======        ======        ======

PRO FORMA PROVISION FOR INCOME TAXES

         Prior to the merger, Advance Geophysical Corporation ("Advance"), a wholly-owned subsidiary acquired on March 25, 1994, had elected S Corporation status for federal income tax purposes; therefore, the tax liability associated with its income was the responsibility of the shareholders. To reflect the earnings of Advance on an after-tax basis, an unaudited pro forma provision for income taxes has been included in the accompanying Consolidated Statements of Operations for the three months and six months ended December 31, 1993. This provision was computed as if Advance were a C Corporation and responsible for its federal and state income taxes.

CASH FLOW INFORMATION

         Net cash provided by operating activities reflects cash payments for interest and income taxes as follows (in thousands) (unaudited):

                                                                  Six Months Ended
                                                                    December 31,
                                                              ----------------------
                                                                1994          1993
                                                              --------      --------
                                                                           (Restated)
Income taxes . . . . . . . . . . . . . . . . . . . . . .      $  1,324      $    515
Interest . . . . . . . . . . . . . . . . . . . . . . . .           490           437

                         LANDMARK GRAPHICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following schedule summarizes investing activities, as adjusted, related to the current year acquisition of MGA (in thousands) (unaudited):


Adjusted total assets, after purchase
  price allocation, net of cash acquired  . . .    $  15,306
Less:  Total liabilities assumed  . . . . . . .        2,503
                                                   ---------
Cash paid, net of cash acquired . . . . . . . .    $  12,803
                                                   =========


         During the six month period ended December 31, 1993, there were non-cash investing activities of approximately $1.5 million relating to stock issued in connection with the purchase of the corporate headquarters.

         During the six month periods ended December 31, 1994 and 1993, there were non-cash financing activities of $267,000 and $375,000, respectively, relating to tax benefits received from the exercise of non-qualified stock options by employees.

CONTINGENCIES

         Under the terms of the MGA acquisition agreement, the Company may be obligated to make earn-out payments over a period of four years with a net present value of up to $6.0 million. The amount of earn-out payments made, which is dependent upon the operating income of MGA in each of the twelve month periods ending June 30, 1995 through 1998, may range from zero to approximately $8.7 million. Under the terms of the agreement, the Company has the option to prepay the earn-out payments at any time at their net present value, computed as defined in the agreement.

         Additionally, in connection with the MGA transaction, the Company acquired an option to purchase the equity interests of a related party in exchange for a line of credit guarantee. The option is exercisable no later than October 31, 1997 at an exercise price which is based upon the related party's financial results. In no event will the net present value of the option price be less than $8.0 million.

SUBSEQUENT EVENT

         On February 2, 1995 the Company signed a letter of intent to purchase certain assets of DRD Corporation, of Tulsa, Oklahoma in exchange for cash of approximately $6.0 million. The transaction is subject to, among other conditions, a due-diligence examination by the Company, the signing of a definitive agreement and final approval of the Board of Directors. It is anticipated that the transaction will be consummated in February 1995. Due to the significant uncertainties inherent in the due-diligence process, no assurance can be given as to whether this transaction will be consummated.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Management's Discussion and Analysis of Financial Condition and Results of Operations is the Company's analysis of its financial performance and of significant trends which may impact future performance. It should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto. The financial statements for the fiscal 1994 periods presented have been restated to account for the acquisition of Stratamodel, Inc. ("Stratamodel") on a pooling-of-interests basis.

         A significant portion of the Company's revenue is derived from sales into certain geographic or market sectors which, due to regulatory requirements and other constraints, may have lengthy sales cycles. Accordingly, the timing of revenue recognition on these transactions may have a noticeable effect on the quarter-to-quarter and year-to-year financial performance.


RESULTS OF OPERATIONS

         Total revenues. Total revenues for the second quarter of fiscal 1995 increased approximately 15% compared to the same quarter in the prior year. Sales for the first half of fiscal 1995 were up approximately $6.7 million, or 10% over the comparable period in fiscal 1994. The increase in total revenues was due to the growth experienced in software maintenance revenues and the impact of the MGA acquisition. Decreased domestic spending by customers combined with continued expansion into developing markets in Europe and Latin America has resulted in international revenues increasing from 54% of total revenues for the first six months of fiscal 1994 to 59% for the same period in fiscal 1995.

         Software product sales. Software product sales consist of licensing fees for the Company's proprietary and third party software. Software product sales increased approximately $2.8 million and $1.5 million during the second quarter and first six months of fiscal 1995, respectively, an increase of 16% and 5% over the comparable periods in fiscal 1994. The increase was primarily attributable to the inclusion of several large international orders and revenues related to MGA's applications. These increases were somewhat offset by reduced spending by customers in the domestic market. Software product sales as a percentage of total revenues, or software mix, continues to remain a significant percentage of the Company's revenues. Management expects this trend to continue; however, future revenue growth is, in part, dependent on the Company's ability to bring innovative software products to the market ahead of its competitors. The Company intends to release several new software products during the remainder of fiscal 1995; however, there can be no assurance that these new products will result in significant revenue growth.

         Hardware product sales. Hardware product sales relate to the resale of third party computer hardware. Hardware product sales decreased approximately $1.0 million and $300,000 during the second quarter and first six months of fiscal 1995, respectively, a decrease of 10% and 2% over the comparable periods in fiscal 1994. The decreases are primarily a result of reduced spending by major oil companies in the domestic market.

         Maintenance and other.   Maintenance and other revenues relate to
maintenance and support of the Company's hardware and software products as well as revenues from other services, including consulting, offered to customers. Maintenance and other revenues increased approximately $3.8 million and $5.5 million during the second quarter and first six months of fiscal 1995, respectively, an increase of 40% and 30% over the comparable periods in fiscal 1994. The increase is a result of increased software maintenance revenues, which continue to increase as the installed base of applications under service contracts grow. This increase was partially offset by decreased processing services revenues, which result from the Company's decision to discontinue offering processing services in fiscal 1994.

         Cost of software product sales. Cost of software product sales, as a percentage of software product sales, increased from 8% for the second quarter and 9% for the first six months of fiscal 1994 to 11% and 12%, respectively, in fiscal 1995. This increase as a percentage of sales was primarily attributable to the increase in royalty costs resulting from a significant increase in sales of third party software applications over the prior fiscal year. As customers demand a broader range of applications, including those offered by third party vendors, royalty costs and the resulting impact on software product margins may continue.

         Cost of hardware product sales. Cost of hardware product sales, as a percentage of hardware product sales, decreased from 84% in the second quarter of fiscal 1994 to 82% in the current quarter; however, for the six month period the cost of hardware product sales remained relatively constant from year to year at 83%. The quarter to quarter decrease is a result of closing several large orders with international customers which yielded higher than average hardware margins. Although the current quarter's hardware margin was positively impacted by these orders, management believes price competition in the computer hardware industry has negatively impacted the hardware product margins and anticipates lower hardware margins may be realized in the future. Although hardware has become less profitable as a result of price competition, the Company will continue to offer hardware to accommodate sales of software and services to customers who desire comprehensive CAEX solutions.

         Cost of maintenance and other. Cost of maintenance and other has decreased as a percentage of the related revenues from 62% in both the second quarter and the first six months of fiscal 1994 to 58% and 59% in the current quarter and the first six months of fiscal 1995, respectively. This decrease is attributable to the Company's decision to discontinue offering processing services in fiscal 1994 which resulted in a reduction of the related costs.

         Research and development. Whereas gross research and development costs increased approximately 11% from the second quarter in the previous fiscal year, gross costs for the six month period remained fairly constant. The majority of the increase over the second quarter in the prior year relates to the addition of the MGA development function. The Company believes that continued investments in research and development are important to its future growth and competitive position in the marketplace.

         Selling, marketing and administrative. Selling, marketing and administrative expenses increased approximately $2.5 million over the second quarter of fiscal 1994; however, as a percentage of revenue, the costs increased approximately 1%. For the six month period selling, marketing and administrative costs increased approximately $4.3 million over the comparable period in the prior fiscal year. The increases in absolute costs relates to incremental costs associated with the MGA operations and selling costs associated with expanding the international scope of the sales and distribution function.

         Merger costs. Merger costs, which approximate 2% of total revenues for the first six months of fiscal 1995, consist of accounting, legal and investment banking costs related to the acquisition of Stratamodel.

         Restructuring and other non-recurring charges. Restructuring and other non-recurring charges, which approximate 2% of revenues for the first six months of fiscal 1995, relate to the Company's restructuring plan which was designed to eliminate redundancies and consolidate the Stratamodel operations. Under the plan, the Company accrued approximately $1.2 million of restructuring charges consisting of approximately $500,000 of severance costs for terminated employees and approximately $700,000 of lease costs associated with duplicate facilities. Management expects this restructuring plan to result in reduced spending for the Company. Additionally, non-recurring costs of approximately $600,000 were accrued in connection with the Stratamodel acquisition. These non-recurring costs include approximately $400,000 in relocation costs and approximately $200,000 in other acquisition-related charges.

         Other, net. Other, net increased approximately $287,000 and $763,000 for the second quarter and the first six months of fiscal 1995, respectively, from the same periods in fiscal 1994. The fluctuations are primarily attributable to higher net interest income. For the six month period, the increase was partially offset by increased foreign currency losses over the first six months of fiscal 1994 due to unfavorable fluctuations in currency exchange rates.

         Taxes. During the second quarter of fiscal 1995, the effective tax rate was lower than the statutory rate and higher than the prior year's rate. The provision increased primarily due to the application of pooling-of-interests accounting to the acquisition of a Subchapter S Corporation in fiscal 1994. This required the results of operations for the acquired company for periods prior to the merger to be included in income before income taxes, however the related income tax liability was excluded, as it was the responsibility of the S Corporation's stockholders. In the current quarter the effective rate was less than the statutory rate due mainly to the recognition of deferred tax benefits.


FINANCIAL CONDITION AND LIQUIDITY

         Cash and cash equivalents decreased approximately $8.0 million from June 30, 1994. A substantial amount of this decrease relates to amounts used in connection with fiscal 1995 acquisitions. After excluding the effect of cash utilized for acquisitions during the six month period, cash generated internally exceeded the cash required to support the Company's operations by approximately $6.7 million.

         Trade accounts receivable increased by $156,000 due primarily to the higher revenues recognized in the second quarter of fiscal 1995 as compared to the fourth quarter of the previous fiscal year. Management continued its focus on collection efforts, resulting in a reduction of days sales outstanding during the quarter from 98 days to 87 days. Management intends to continue its focus on maintaining days sales outstanding within these parameters.

         Goodwill increased approximately $11.2 million from the balance at June 30, 1994. This amount relates to the MGA acquisition and represents the cost in excess of fair value of the net assets acquired. The goodwill recorded is being amortized on a straight-line basis over a period of eight years.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and equity financing. The Company believes funds generated from operations will be sufficient to meet liquidity requirements in the foreseeable future. Although the Company normally covers capital expenditures with funds generated internally, long-term financing vehicles may be used in connection with unusually large capital expenditure programs.

         Subsequent to December 31, 1994, the Company signed a letter of intent related to the acquisition of DRD Corporation which is expected to be accounted for as a purchase. Under the current terms of the transaction, management expects to use approximately $6 million of the Company's cash and cash equivalents to effect the transaction. Aside from the planned acquisition, management regularly evaluates opportunities to acquire or license products, technologies or businesses complementary to the Company's business. These acquisition opportunities, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Marlene Malek and Abraham Slomovics v. Landmark Graphics Corporation and C. Eugene Ennis; The Registrant and C. Eugene Ennis, the Registrant's former chief executive officer, have been named as defendants in a class action lawsuit filed in the United States District Court for the Southern District of Texas, Houston Division. The action is on behalf of those individuals who purchased the Company's Common Stock between September 30, 1991 and March 10, 1992 and alleges that the Company and Mr. Ennis violated the federal securities laws and state law in connection with reporting the Company's financial information. The Company and Mr. Ennis moved for summary judgment on all of the plaintiffs' claims following the close of discovery. On July 12, 1994, the trial court granted summary judgment on all of the state law claims and on some of the federal claims. This matter was last discussed in the Company's filing on Form 10-Q for the quarterly period ended September 30, 1994. The case has been scheduled on the trial docket for March, 1995.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company submitted to stockholders for approval a proposal to re-elect the existing Board of Directors. At the annual meeting of stockholders held on November 3, 1994, Charles L. Blackburn, S. Rutt Bridges, James A. Downing, II, Lucio L. Lanza, Theodore Levitt, Robert P. Peebler and Sam K. Smith were re-elected as directors of the Company. Such re-election was approved with 13,959,297, 13,966,686, 13,961,686, 13,964,686, 13,982,386,
13,957,713, 13,964,286 for Charles L. Blackburn, S. Rutt Bridges, James A. Downing, II, Lucio L. Lanza, Theodore Levitt, Robert P. Peebler and Sam K. Smith, respectively. Votes withheld totaled 415,923, 408,534, 413,534, 410,534, 392,834, 417,507, 410,934 for Charles L. Blackburn, S. Rutt Bridges,
James A. Downing, II, Lucio L. Lanza, Theodore Levitt, Robert P. Peebler and Sam K. Smith, respectively.

         At the annual meeting of stockholders, a proposal was submitted to approve the adoption of the 1994 Flexible Incentive Plan. The 1994 Flexible Incentive Plan was approved by the stockholders with 8,710,125 share voting for adoption, 4,055,074 shares voting against adoption and 33,236 shares withheld. Broker non-votes totaled 1,576,785.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

(10)     Material Contracts

         10.1 The Letter Loan Agreement dated October 31, 1994 by and between the Registrant and NationsBank of Texas, N.A. and the related Second Modification and Renewal Agreement of a $25 million revolving note and a $10 million term note.

         10.2    The 1994 Flexible Incentive Plan.

         27      Financial Data Schedule.

(b)      Reports on Form 8-K.

         The Company filed a Form 8-K on October 13, 1994 and filed an amendment on November 17, 1994 reporting the acquisitions of Stratamodel and MGA under "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits". The following financial statements were included under Item 7:

         (a) Financial Statements of businesses acquired. Pursuant to Rule 3-05(b) of Regulation S-X, no financial statements were required.

         (b)     Restated and Pro Forma financial information.

                 Restated and Pro Forma Condensed Combined Balance Sheet as of June 30, 1994.

                 Restated and Pro Forma Condensed Combined Statement of Operations for the year ended June 30, 1994.

                 Restated Condensed Statement of Operations for the year ended June 30, 1993.

                 Restated Condensed Statement of Operations for the year ended June 30, 1992.

                 Notes to Financial Statements.

                                                        SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         LANDMARK GRAPHICS CORPORATION
                                   Registrant



Date:     February  13, 1995                  By:  /s/ Robert P. Peebler
                                                  Robert P. Peebler
                                                  President and
                                                  Chief Executive Officer




Date:     February  13, 1995                  By:  /s/ William H. Seippel
                                                  William H. Seippel
                                                  Vice President, Finance and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                               INDEX TO EXHIBITS



Exhibit
Number
- - -------
10.1    The Letter Loan Agreement dated October 31, 1994 by and between the Registrant and NationsBank of Texas, N.A. and the related
        Second Modification and Renewal Agreement of a $25 million revolving note and a $10 million term note.

10.2    The 1994 Flexible Incentive Plan.

27      Financial Data Schedule
