Form 10-Q
period 1995-03-31
LANDMARK GRAPHICS CORP
filed 1995-05-15
CIK 749510

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             YES   X            NO

The number of shares outstanding of the Registrant's common stock, $0.05 par value, as of May 12, 1995 was 16,400,673.

                                     INDEX



                         PART I: FINANCIAL INFORMATION

                                                                                              PAGE NO.
ITEM 1.    FINANCIAL STATEMENTS


    Consolidated Balance Sheets -
         As of March 31, 1995 and June 30, 1994 . . . . . . . . . . . . . . . . . .               3


    Consolidated Statements of Operations -
         For the Three Months and Nine Months Ended March 31, 1995
         and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4


    Consolidated Statements of Cash Flows -
         For the Nine Months Ended March 31, 1995 and 1994  . . . . . . . . . . . .               5


    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .               6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . .               13



                          PART II: OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . .               17


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . .               17


    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               18

                         LANDMARK GRAPHICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)
                                  (UNAUDITED)

                                                                              MARCH 31,           JUNE 30,
                                                                                1995                1994
                                                                              --------            --------
                                                                                                 (RESTATED)
 ASSETS
 Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . .           $  63,073           $  73,840
   Receivables:
      Trade accounts, net  . . . . . . . . . . . . . . . . . . . .              43,644              40,705
      Current income tax receivable  . . . . . . . . . . . . . . .               1,003               1,003
      Accrued revenue and other receivables  . . . . . . . . . . .               6,896               7,000
   Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,710               3,444
   Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . .               3,633               3,618
   Deferred income taxes, net of valuation allowance . . . . . . .               5,135               4,667
                                                                              --------            --------
          Total current assets . . . . . . . . . . . . . . . . . .             128,094             134,277
 Investments . . . . . . . . . . . . . . . . . . . . . . . . . . .                 857                 851
 Property and equipment, net . . . . . . . . . . . . . . . . . . .              44,834              40,493
 Software development costs, net . . . . . . . . . . . . . . . . .               7,656               5,781
 Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . .              12,648                 129
 Other assets, net . . . . . . . . . . . . . . . . . . . . . . . .               5,250               4,561
                                                                               --------            --------
  Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .            $199,339            $186,092
                                                                               ========            ========

 LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
 Current liabilities:

   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .          $   10,962            $  7,915
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .               9,133               8,038
   Deferred maintenance fees . . . . . . . . . . . . . . . . . . .               9,237              10,136
   Income taxes payable  . . . . . . . . . . . . . . . . . . . . .               2,625               1,596
   Current maturities of long-term debt  . . . . . . . . . . . . .               1,008               1,150
                                                                              --------            --------
      Total current liabilities  . . . . . . . . . . . . . . . . .              32,965              28,835
 Deferred income taxes, net of current portion . . . . . . . . . .               4,161               4,161
 Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .              11,250              12,000
 Other long-term liabilities . . . . . . . . . . . . . . . . . . .                  58                   -

 Common stockholders' equity:
   Common stock, $0.05 par value; 16,382 and 16,269
          shares issued, respectively  . . . . . . . . . . . . . .                 819                 813
   Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .             120,578             118,590
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . .              29,508              21,693
                                                                              --------            --------
     Total common stockholders' equity . . . . . . . . . . . . . .             150,905             141,096
                                                                              --------            --------
 Total Liabilities and Common Stockholders' Equity . . . . . . . .            $199,339            $186,092
                                                                              ========            ========

   The accompanying notes are an integral part of these financial statements.

                         LANDMARK GRAPHICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                MARCH 31,                  MARCH 31,
                                                         ------------------------   -----------------------
                                                            1995         1994         1995          1994
                                                         --------      --------     --------      --------
                                                                       (RESTATED)                (RESTATED)
 Revenues:
   Software product sales  . . . . . . . . . . . . . .   $ 21,730      $ 17,385     $ 56,238      $ 50,372
   Hardware product sales  . . . . . . . . . . . . . .      8,368         7,557       23,611        23,109
   Maintenance and other . . . . . . . . . . . . . . .     13,338        10,422       37,132        28,695
                                                         --------      --------     --------      --------
      Total revenues . . . . . . . . . . . . . . . . .     43,436        35,364      116,981       102,176

 Cost of revenues:
   Cost of software product sales  . . . . . . . . . .      2,774         1,465        6,851         4,560
   Cost of hardware product sales  . . . . . . . . . .      6,683         6,443       19,293        19,301
   Cost of maintenance and other . . . . . . . . . . .      7,025         6,428       21,054        17,725
   Bad debt expense  . . . . . . . . . . . . . . . . .        350           300        1,103         1,155
                                                         --------      --------     --------      --------
      Total cost of revenues . . . . . . . . . . . . .     16,832        14,636       48,301        42,741
                                                         --------      --------     --------      --------
        Gross profit . . . . . . . . . . . . . . . . .     26,604        20,728       68,680        59,435

 Operating expenses:
   Research and development  . . . . . . . . . . . . .      4,788         4,177       13,360        13,337
   Selling, marketing and administrative . . . . . . .     14,516        11,539       40,301        33,007
   Acquired research and development costs . . . . . .      3,700             -        3,700             -
   Merger costs  . . . . . . . . . . . . . . . . . . .          -        13,567        1,153        13,567
   Restructuring charges and non-recurring costs . . .          -             -        1,809             -
                                                         --------      --------     --------      --------
      Total operating expenses . . . . . . . . . . . .     23,004        29,283       60,323        59,911
                                                         --------      --------     --------      --------

 Income (loss) from operations . . . . . . . . . . . .      3,600        (8,555)       8,357          (476)
 Other, net  . . . . . . . . . . . . . . . . . . . . .        881           440        2,500         1,296
                                                         --------      --------     --------      --------

 Income (loss) before income taxes . . . . . . . . . .      4,481        (8,115)      10,857           820
 Provision for income taxes  . . . . . . . . . . . . .      1,195           762        3,042         2,461
                                                         --------      --------     --------      --------
 Net income (loss) . . . . . . . . . . . . . . . . . .   $  3,286      $ (8,877)    $  7,815      $ (1,641)
                                                         ========      ========     ========      ========

 Income (loss) per common and common
      equivalent share . . . . . . . . . . . . . . . .   $   0.20      $  (0.56)    $   0.47      $  (0.11)
                                                         ========      ========     ========      ========
 Weighted average common and common equivalent shares
 outstanding . . . . . . . . . . . . . . . . . . . . .     16,716        15,809       16,762        14,750

 Pro forma information:

   Net loss as reported  . . . . . . . . . . . . . . .                 $ (8,877)                  $ (1,641)
   Pro forma charge in lieu of income taxes  . . . . .                      379                      1,264
                                                                       --------                   --------
   Pro forma net loss  . . . . . . . . . . . . . . . .                 $ (9,256)                  $ (2,905)
                                                                       ========                   ========
      Pro forma loss per share . . . . . . . . . . . .                 $  (0.59)                  $  (0.20)
                                                                       ========                   ========

   The accompanying notes are an integral part of these financial statements.

                         LANDMARK GRAPHICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                             -----------------------
                                                                                                    MARCH 31,
                                                                                             -----------------------
                                                                                              1995            1994
                                                                                             -------       ----------
                                                                                                           (RESTATED)
Cash flows from:
  Operating activities:
     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 7,815         $(1,641)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,998           5,470
          Acquired research and development costs  . . . . . . . . . . . . . . . . . . .       3,700               -
          Adjustment to reduce net income of Advance Geophysical
            Corporation to a six month amount  . . . . . . . . . . . . . . . . . . . . .           -            (393)
          Compensation related to acquired company's Phantom Stock Plan  . . . . . . . .           -           6,608
          Amortization of goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .         773              27
          Amortization of other assets . . . . . . . . . . . . . . . . . . . . . . . . .         131              73
          Amortization of capitalized software development costs . . . . . . . . . . . .       2,324           1,672
          Provision for doubtful accounts  . . . . . . . . . . . . . . . . . . . . . . .       1,103           1,155
          Amortization of field service and lease inventory  . . . . . . . . . . . . . .         491             821
          Provision for product upgrade costs/inventory obsolescence . . . . . . . . . .         266             377
          Net loss on disposal of property and equipment . . . . . . . . . . . . . . . .         100             152
          Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -             (79)
   Changes in assets and liabilities, net of the effects of purchased business:
        Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,614)         (1,675)
        Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,836)             16
        Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         138            (727)
        Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (627)           (726)
        Accounts payable/accrued liabilities . . . . . . . . . . . . . . . . . . . . . .       3,334           6,151
        Deferred maintenance fees  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,245)          3,531
        Deferred income taxes/income taxes payable . . . . . . . . . . . . . . . . . . .       1,052              63
                                                                                             -------         -------
          Net cash provided by operating activities  . . . . . . . . . . . . . . . . . .      20,903          20,875
   Investing activities:
        Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (10,072)        (21,637)
        Payment for purchased businesses acquired, net of cash acquired of $466  . . . .     (19,203)              -
        Capitalized software development costs . . . . . . . . . . . . . . . . . . . . .      (2,439)         (1,740)
        Investment in equity securities  . . . . . . . . . . . . . . . . . . . . . . . .          (6)           (400)
        Proceeds from sale of property and equipment . . . . . . . . . . . . . . . . . .         160             229
                                                                                             -------         -------
          Net cash used in investing activities  . . . . . . . . . . . . . . . . . . . .     (31,560)        (23,548)
   Financing activities:
        Additions to debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -          14,132
        Reductions of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,443)         (2,026)
        Proceeds from sale of common stock, net of registration costs  . . . . . . . . .           -          45,300
        Proceeds from exercise of stock options  . . . . . . . . . . . . . . . . . . . .       1,430           3,279
        Distributions to S Corporation stockholders  . . . . . . . . . . . . . . . . . .           -          (3,777)
        Issuance costs related to stock-based financing activities . . . . . . . . . . .         (97)              -
                                                                                             -------         -------
          Net cash provided by (used in) financing activities  . . . . . . . . . . . . .        (110)         56,908
   Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . .     (10,767)         54,235
   Cash and cash equivalents at beginning of period, as restated . . . . . . . . . . . .      73,840          20,511
                                                                                             -------         -------
   Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . . .     $63,073         $74,746
                                                                                             =======         =======

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

    The consolidated financial statements for the periods ended March 31, 1994 and as of June 30, 1994 have been restated to include the accounts of Stratamodel Inc. ("Stratamodel"). On September 28, 1994, the Company acquired all of the equity interests of Stratamodel in a transaction accounted for as a pooling of interests.

    The unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the interim periods. Results for the interim periods are not necessarily indicative of results for the year. All significant intercompany balances and transactions have been eliminated.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

ACQUISITIONS

Stratamodel

    Stratamodel's reservoir characterization and modeling software products are designed to aid geoscientists in oil and gas exploration and production. In connection with the acquisition, the Company issued a total of 413,911 shares of its common stock, in exchange for all of the equity interests of Stratamodel, which included common stock, stock options and warrants. In addition, the Company retired all of Stratamodel's outstanding debt of approximately $510,000 and paid certain acquisition-related expenses of Stratamodel of approximately $293,000.

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

                         LANDMARK GRAPHICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Company capitalizes software development costs when an operative version of the product is ready for initial testing, whereas Stratamodel capitalized costs at points prior to initial testing. Additionally, the Company accounted for income taxes under Accounting Principles Board Opinion No. 11 until it was required to adopt Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Stratamodel had applied Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" until adopting SFAS 109. In connection with the acquisition, Stratamodel conformed it's accounting policies to those of the Company. The effect of these conforming adjustments increased Stratamodel's historical net income for the three months and nine months ended March 31, 1994 by approximately $45,000 and $12,000, respectively.

    The Stratamodel acquisition was consummated on September 28, 1994. The revenues and net income (loss) amounts included in the accompanying results of operations are disclosed in the following table with Stratamodel's amounts for the periods prior to the acquisition presented separately (in thousands) (unaudited):

                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                     MARCH 31,                        MARCH 31,
                               -----------------------          -----------------------
                                1995            1994              1995           1994
                               -------         -------          --------       --------

                                           (RESTATED)                        (RESTATED)
 Revenues
   Company . . . . . .         $43,436         $34,516          $115,191        $97,789
   Stratamodel . . . .               -             848             1,790          4,387
                               -------         -------          --------       --------
      Combined   . . .         $43,436         $35,364          $116,981       $102,176
                               =======         =======          ========       ========


 Net income (loss)
   Company . . . . . .          $3,286         $(8,587)           $8,256        $(1,692)
   Stratamodel . . . .               -            (290)             (441)            51
                               -------         -------          --------       --------
      Combined   . . .          $3,286         $(8,877)           $7,815        $(1,641)
                               =======         =======          ========       ========

MGI Associates, Inc.

    On September 29, 1994, the Company purchased all the issued and outstanding capital stock of MGI Associates, Inc., ("MGA"). The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired operations of MGA have been included in the results of operations since the date of acquisition.

    MGA, based in Dallas, Texas, develops personal computer-based economics and reservoir engineering software products designed to aid geoscientists in oil and gas exploration. The Company acquired MGA for consideration of approximately $13.3 million which consisted of cash of $10.5 million paid to acquire the stock, cash of $1.3 million paid to retire certain related party debt and the payment of approximately $1.6 million of acquisition-related costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the net assets acquired based on estimated fair market values at the date of acquisition.

                         LANDMARK GRAPHICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DRD Corporation

    On February 28, 1995 the Company purchased certain assets and assumed certain liabilities of DRD Corporation ("DRD") of Tulsa, Oklahoma in exchange for cash consideration of approximately $5.8 million. The Company also incurred accounting, legal and investment banking costs of approximately $600,000 related to the acquisition. The assets acquired primarily consisted of drilling and completion engineering software applications as well as in-process research and development activities. The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition.


INVENTORY

    Inventory is recorded at the lower of cost or market on a first-in, first-out basis. Inventory consists of the following (in thousands) (unaudited):

                                                            MARCH 31,           JUNE 30,
                                                              1995                1994
                                                             ------              ------
                                                                               (RESTATED)
 Component parts . . . . . . . . . . . . . . . .             $4,086              $1,958
 Field service parts . . . . . . . . . . . . . .                 74                 775
 Lease units . . . . . . . . . . . . . . . . . .                430                 509
 Finished goods  . . . . . . . . . . . . . . . .                120                 180
 Work in progress  . . . . . . . . . . . . . . .                  -                  22
                                                             ------              ------
                                                             $4,710              $3,444
                                                             ======              ======

SOFTWARE DEVELOPMENT COSTS

    In addition to the $2.4 million of software development costs capitalized during the nine months ended March 31, 1995, the Company recorded approximately $1.8 million of software development costs in connection with the MGA and DRD acquisitions. The amounts recorded in connection with the acquisitions reflect the estimated fair market value of the software acquired.

GOODWILL

    Goodwill represents the cost in excess of the fair market value of the net assets of companies acquired and is being amortized on a straight-line basis over eight years. During the current fiscal year, the Company recorded goodwill in connection with the MGA and DRD acquisitions of $13.2 million.

                         LANDMARK GRAPHICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

    The Company recorded the following additional net deferred tax assets in connection with the acquisition of MGA (in thousands) (unaudited):

 Deferred tax assets:
   Deferred revenue  . . . . . . . . . . . . . . . . . . .             $223
      Foreign net operating loss . . . . . . . . . . . . .              148
      Other  . . . . . . . . . . . . . . . . . . . . . . .              359
                                                                       ----
          Total deferred tax assets  . . . . . . . . . . .              730

 Valuation allowance for deferred tax assets . . . . . . .             (265)
                                                                       ----
 Net deferred tax assets . . . . . . . . . . . . . . . . .             $465
                                                                       ====

    The valuation allowance is offset against the total deferred tax assets to reflect the net deferred tax assets. The net deferred tax assets reflect the portion which the Company believes there is a greater than 50 percent probability of realization.

ACQUIRED RESEARCH AND DEVELOPMENT COSTS

    Acquired research and development costs relate to in-process research and development activities acquired in connection with the DRD purchase. The Company evaluated the status of the in-process development activities and determined that certain projects had not reached technological feasibility and did not have alternative future use. The Company performed a separate valuation of the replacement cost of these activities and determined the replacement cost approximated $3.7 million. In accordance with generally accepted accounting principles, this amount was expensed at the date of acquisition.

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

                         LANDMARK GRAPHICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER, NET

    Other, net consists of the following (in thousands) (unaudited):

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          MARCH 31,                   MARCH 31,
                                                    --------------------         --------------------
                                                     1995           1994          1995          1994
                                                    ------          -----        ------        ------
                                                                 (RESTATED)                  (RESTATED)
      Foreign currency gains (losses)  . . . .      $   48          $ (72)       $  (97)       $  (43)
      Interest income  . . . . . . . . . . . .       1,024            788         3,083         1,807
      Interest expense . . . . . . . . . . . .        (248)          (216)         (782)         (683)
      Other  . . . . . . . . . . . . . . . . .          57            (60)          296           215
                                                    ------          -----        ------        ------
                                                     $ 881          $ 440        $2,500        $1,296
                                                    ======          =====        ======        ======


INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Income per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method. In the case of a net loss, no shares are assumed to be issued upon exercise of stock options because such shares would be antidilutive.

    For purposes of the income per share computation, the shares issued in exchange for the equity interests of pooled entities have been treated as if they had been issued and outstanding for all periods presented.

    The number of shares used in the computation was determined as follows (in thousands) (unaudited):


                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          MARCH 31,                   MARCH 31,
                                                    --------------------        -------------------
                                                     1995          1994          1995          1994
                                                    ------        ------        ------        ------
                                                                (RESTATED)                  (RESTATED)
 Weighted average number of common
      shares outstanding . . . . . . . . . . . .    16,362        15,809        16,329        14,750
 Common stock equivalents  . . . . . . . . . . .       354             -           433             -
                                                    ------        ------        ------        ------
 Shares used in computing income per share . . .    16,716        15,809        16,762        14,750
                                                   =======        ======        ======        ======


                         LANDMARK GRAPHICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRO FORMA PROVISION FOR INCOME TAXES

    Prior to the merger, Advance Geophysical Corporation ("Advance"), a wholly-owned subsidiary acquired on March 25, 1994, had elected S Corporation status for federal income tax purposes; therefore, the tax liability associated with its income was the responsibility of the shareholders. To reflect the earnings of Advance on an after-tax basis, an unaudited pro forma provision for income taxes has been included in the accompanying Consolidated Statements of Operations for the three months and nine months ended March 31, 1994. This provision was computed as if Advance were a C Corporation and responsible for its federal and state income taxes.

CASH FLOW INFORMATION

    Net cash provided by operating activities reflects cash payments for interest and income taxes as follows (in thousands) (unaudited):

                                                                       NINE MONTHS ENDED
                                                                           MARCH 31,
                                                                     ----------------------
                                                                      1995          1994
                                                                     ------      ----------
                                                                                 (RESTATED)
   Income taxes  . . . . . . . . . . . . . . . . . . . . . . . .     $1,358          $747
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .        771           679


    The following schedule summarizes investing activities, as adjusted, related to the current year acquisitions of MGA and of DRD (in thousands) (unaudited):

 Adjusted total assets, after purchase
   price allocation, net of cash acquired . . . . . . . .    $18,425
 Acquired research and development  . . . . . . . . . . .      3,700
 Less:  Total liabilities assumed . . . . . . . . . . . .      2,922
                                                             -------
 Cash paid, net of cash acquired. . . . . . . . . . . . .    $19,203
                                                             =======


    There were non-cash operating activities during the nine month period ended March 31, 1994 of approximately $8.7 million. This amount relates to common stock issued to satisfy obligations due to Advance's Phantom Stock performance unit holders.

    During the nine month period ended March 31, 1994, there were non-cash investing activities of approximately $1.5 million relating to stock issued in connection with the purchase of the corporate headquarters.

    During the nine month periods ended March 31, 1995 and 1994, there were non-cash financing activities of $356,000 and $578,000 respectively, relating to tax benefits received from the exercise of non-qualified stock options by employees.

                         LANDMARK GRAPHICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTINGENCIES

    Under the terms of the MGA acquisition agreement, the Company may be obligated to make earn-out payments over a period of four years with a net present value (as of July 1, 1994) of up to $6.0 million. The amount of earn-out payments made, which is dependent upon the operating income of MGA in each of the twelve month periods ending June 30, 1995 through 1998, may range from zero to approximately $8.7 million. Under the terms of the agreement, the Company has the option to prepay the earn-out payments at any time at their net present value, computed as defined in the agreement.

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

            ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

    Total revenues. Total revenues for the third quarter of fiscal 1995 increased approximately 21% compared to the same quarter in the prior year. Sales for the first nine months of fiscal 1995 were up approximately $14.8 million, or 14% over the comparable period in fiscal 1994. The increase in total revenues was due to the growth experienced in software maintenance revenues and the impact of the MGA acquisition. Decreased domestic spending by customers combined with continued expansion into developing markets in Europe, Asia and Latin America has resulted in international revenues increasing from 54% of total revenues for the first nine months of fiscal 1994 to 59% for the same period in fiscal 1995.

    Software product sales. Software product sales consist of licensing fees for the Company's proprietary and third party software. Software product sales increased approximately $4.3 million and $5.9 million during the third quarter and first nine months of fiscal 1995, respectively, an increase of 25% and 12% over the comparable periods in fiscal 1994. The growth was primarily attributable to the addition of MGA software revenues, however software revenues related to a large international order also contributed to the increase. These increases were somewhat offset by reduced customer spending experienced in the domestic market. Software product sales as a percentage of total revenues, or software mix, continues to remain a significant percentage of the Company's revenues. Management expects this trend to continue; however, future revenue growth is, in part, dependent on the Company's ability to bring innovative software products to the market ahead of its competitors. The Company intends to release several new software products during the fourth quarter of fiscal 1995; however, there can be no assurance that these new products will result in significant revenue growth.

    Hardware product sales. Hardware product sales relate to the resale of third party computer hardware. Hardware product sales increased approximately $800,000 and $500,000 during the third quarter and first nine months of fiscal 1995, respectively, an increase of 11% and 2% over the comparable periods in fiscal 1994. A large international order which occurred during the current quarter and contained a significant hardware component contributed to the increase over the prior year amounts.

    Maintenance and other. Maintenance and other revenues relate to maintenance and support of the Company's hardware and software products as well as revenues from other services, including consulting, offered to customers. Maintenance and other revenues increased approximately $2.9 million and $8.4 million during the third quarter and first nine months of fiscal 1995, respectively, an increase of 28% and 29% over the comparable periods in fiscal 1994. The increase is a result of higher software maintenance revenues, which continue to increase as the installed base of applications under service contracts grow. This increase was partially offset by decreased processing services revenues, which result from the Company's decision to discontinue offering processing services in fiscal 1994.

    Cost of software product sales. Cost of software product sales, as a percentage of software product sales, increased from 8% for the third quarter and 9% for the first nine months of fiscal 1994 to 13% and 12%, respectively, in fiscal 1995. Increased royalty costs resulting from higher sales of third party applications and increased embedding of third party applications in the Company's products has negatively impacted the current year's software product margins. As customers demand a broader range of applications, including those offered by third party vendors, royalty costs and the resulting impact on software product margins may continue.

    Cost of hardware product sales. Cost of hardware product sales, as a percentage of hardware product sales, decreased from 85% and 84% for the third quarter and nine months of fiscal 1994, respectively, to 80% and 82% for the third quarter and nine months of fiscal 1995, respectively. The significant percentage decrease in the current quarter is primarily a result of closing several large international orders with higher than average hardware margins. Although the hardware margin was positively impacted by these orders, management believes price competition in the computer hardware industry has negatively impacted the hardware product margins and anticipates future hardware margins will be somewhat lower. Although hardware has become less profitable as a result of price competition, the Company will continue to offer hardware to accommodate sales of software and services to customers who desire comprehensive CAEX solutions.

    Cost of maintenance and other. Cost of maintenance and other has decreased as a percentage of the related revenues from 62% in the both the third quarter and the first nine months of fiscal 1994 to 53% and 57% in the current quarter and the first nine months of fiscal 1995, respectively. The expense reductions resulting from management's decision to discontinue offering processing services and outsource certain hardware maintenance services have positively impacted the maintenance and other margin.

    Research and development. Gross research and development costs increased approximately 15% and 5% over the third quarter and first nine months of fiscal 1994, respectively. The increase over the prior year relates to the addition of the MGA development function and the related costs. The Company believes that continued investments in research and development are important to its future growth and competitive position in the marketplace.

    Selling, marketing and administrative. Selling, marketing and administrative expenses increased approximately $3.0 million over the third quarter of fiscal 1994; however, as a percentage of revenue the costs remained constant. Selling, marketing and administrative costs for the first nine months of fiscal 1995 have increased approximately $7.3 million over the amounts for the first nine months of the previous fiscal year, and, as a percentage of revenues increased slightly. The increases in absolute dollars relate to incremental costs associated with the addition of the MGA operations and increased selling costs associated with expanding the Company's international scope of the sales and distribution function. These increases were somewhat offset by a decrease in the accrual of incentive compensation amounts during fiscal 1995.

    Acquired research and development costs. Acquired research and development costs, which approximate 3% of total revenues for the first nine months of fiscal 1995, relate to in-process research and development activities acquired in connection with the DRD purchase. The Company reviewed the status of the in-process development activities and, based upon the Company's method used to account for software development costs, determined technological feasibility had not been established for certain of these activities. In addition to determining whether technological feasibility had been reached, the Company evaluated whether these projects had alternative future use in research and development projects or otherwise. This evaluation determined that certain projects had not reached technological feasibility and did not have alternative future use; therefore, a separate valuation of the replacement cost of these activities was performed and resulted in a valuation of $3.7 million. In accordance with generally accepted accounting principles, this amount was expensed at the date of acquisition.

    Merger costs. Merger costs, which approximate less than 1% of total revenues for the first nine months of fiscal 1995, consist of accounting, legal and investment banking costs related to the acquisition of Stratamodel. Merger costs for the nine month period decreased approximately $10.6 million from fiscal 1994 primarily due to the inclusion in the prior year of a compensation charge related to an acquired company's Phantom Stock Plan.

    Restructuring and other non-recurring charges. Restructuring and other non-recurring charges, which approximate 2% of revenues for the first nine months of fiscal 1995, relate to the Company's restructuring plan which was designed to eliminate redundancies and consolidate the Stratamodel operations. Under the plan, the Company accrued approximately $1.2 million of restructuring charges consisting of approximately $500,000 of severance costs for terminated employees and approximately $700,000 of lease costs associated with duplicate facilities. Management expects this restructuring plan to result in reduced spending for the Company. Additionally, non-recurring costs of approximately $600,000 were accrued in connection with the Stratamodel acquisition. These non-recurring costs include approximately $400,000 in relocation costs and approximately $200,000 in other acquisition-related charges.

    Other, net. Other, net increased approximately $441,000 and $1.2 million for the third quarter and the first nine months of fiscal 1995, respectively, from the same periods in fiscal 1994. The fluctuations are primarily attributable to higher net interest income. Favorable fluctuations in currency exchange rates compared to the third quarter of fiscal 1994 also contributed to the current quarter increase.

    Taxes. During the third quarter of fiscal 1995, the effective tax rate was lower than the statutory rate and higher than the prior year's rate. The provision increased primarily due to the application of pooling-of-interests accounting to the acquisition of a Subchapter S Corporation in fiscal 1994. This required the results of operations for the acquired company for periods prior to the merger to be included in income before income taxes, however the related income tax liability was excluded, as it was the responsibility of the S Corporation's stockholders. In the current quarter the effective rate was less than the statutory rate due mainly to the recognition of deferred tax benefits.

FINANCIAL CONDITION AND LIQUIDITY

    Cash and cash equivalents decreased approximately $10.8 million from June 30, 1994. A substantial amount of this decrease relates to amounts used in connection with fiscal 1995 acquisitions. After excluding the effect of cash utilized for acquisitions during the nine month period, cash generated internally exceeded the cash required to support the Company's operations by approximately $10.7 million.

    Trade accounts receivable increased by $2.9 million due primarily to the higher revenues recognized in third quarter of fiscal 1995 as compared to the fourth quarter of the previous fiscal year. Management continues the emphasis on improving collections, which has impacted the trade accounts receivable balance and reduced the significant fluctuations experienced in days sales outstanding. Management intends to focus efforts on maintaining days sales outstanding within the 95 to 105 day range.

    Goodwill increased approximately $12.5 million from the balance at June 30, 1994. This amount relates to the MGA and DRD acquisitions and represents the cost in excess of fair value of the net assets acquired. The goodwill recorded will be amortized on a straight-line basis over a period of eight years.

    Accounts payable and accrued liabilities increased approximately $4.1 million from June 30, 1994 due primarily to the timing of the receipt and payment of vendor invoices. Based on the nature of this account, period to period fluctuations can be expected to continue.

    The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and equity financing. The Company believes funds generated from operations will be sufficient to meet liquidity requirements in the foreseeable future. Although the Company normally covers capital expenditures with funds generated internally, long term financing vehicles may be used in connection with unusually large capital expenditure programs.

    Management regularly evaluates opportunities to acquire or license products, technologies or businesses complimentary to the Company's business. These acquisition opportunities, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    Marlene Malek and Abraham Slomovics v. Landmark Graphics Corporation and C. Eugene Ennis; The Registrant and C. Eugene Ennis, the Registrant's former chief executive officer, have been named as defendants in a class action lawsuit filed in the United States District Court for the Southern District of Texas, Houston Division. The action is on behalf of those individuals who purchased the Company's Common Stock between September 30, 1991 and March 10, 1992 and alleges that the Company and Mr. Ennis violated the federal securities laws and state law in connection with reporting the Company's financial information. The Company and Mr. Ennis moved for summary judgment on all of the plaintiffs' claims following the close of discovery. On July 12, 1994, the trial court granted summary judgment on all of the state law claims and on some of the federal claims. On March 16, 1995 the trial court approved the Class Notice, which has been mailed to all record holders of Landmark common stock as of March 10, 1992. Requests for exclusion from the Class must be received within 60 days from the date of the Class Notice. The claims which survived summary judgment are set for trial after July 7, 1995. This matter was last discussed in the Company's filing on Form 10-Q for the quarterly period ended December 31, 1994.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

(2) Plan of Acquisition, reorganization, arrangement, liquidation or succession

             2.1 The Asset Purchase Agreement dated as of February 22, 1995 by and between Technologies Acquisition Corporation, DRD Corporation and DRD (UK) Limited.

 (27)     Financial Data Schedule

            27.1 Financial data schedule as of and for the nine months ended March 31, 1995.

(b)      Reports on Form 8-K.

                 There were no reports filed on Form 8-K during the three months ended March 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    LANDMARK GRAPHICS CORPORATION
    Registrant



Date:     May 12, 1995                       By:  /s/ Robert P. Peebler
          ------------                            -----------------------------
                                                  Robert P. Peebler
                                                  President and
                                                  Chief Executive Officer




Date:     May 12, 1995                         By:  /s/ William H. Seippel
          ------------                            -----------------------------
                                                  William H. Seippel
                                                  Vice President, Finance and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER              DESCRIPTION
- -------             -----------

 (2) Plan of Acquisition, reorganization, arrangement, liquidation or succession

             2.1 The Asset Purchase Agreement dated as of February 22, 1995 by and between Technologies Acquisition Corporation, DRD
                 Corporation and DRD (UK) Limited.

 (27)     Financial Data Schedule

            27.1 Financial data schedule as of and for the nine months ended March 31, 1995.