Form 10-K405
period 1995-06-30
LANDMARK GRAPHICS CORP
filed 1995-09-26
CIK 749510

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED JUNE 30, 1995
                                     OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-17195

                         LANDMARK GRAPHICS CORPORATION
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                      76-0029459
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                    Identification No.)

       15150 MEMORIAL DRIVE
           HOUSTON, TEXAS                                  77079-4304
(Address of principal executive offices)                   (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 560-1000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        PREFERRED SHARES PURCHASE RIGHTS
                    COMMON STOCK, $0.05 PAR VALUE PER SHARE
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                                ---        ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $406,569,927 as of September 18, 1995 based upon the average bid and asked prices of such stock as reported in the National Market System of the National Association of Securities Dealers Automated Quotation System (the "Nasdaq National Market") on that day.

         There were 17,298,159 shares of common stock, $0.05 par value, outstanding at September 18, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Selected designated portions of the Registrant's definitive Proxy Statement relating to the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

                                     PART 1

ITEM 1.      BUSINESS

GENERAL

    Landmark Graphics Corporation (the "Company" or "Landmark") was incorporated in Texas in July 1982 under the name "Landmark Graphics Corporation" and reincorporated under the same name in Delaware in June 1987. Unless the context otherwise requires, references to "Landmark" and the "Company" include the prior Texas corporation as well as the current Delaware corporation and its subsidiaries. Landmark's executive offices are located at 15150 Memorial Drive, Houston, Texas 77079-4304, and its telephone number is
(713) 560-1000.

         The Company designs, markets and supports sophisticated computer-aided exploration ("CAEX") and computer-aided reservoir management ("CARM") software and systems. In more than 70 countries, geologists, geophysicists and petroleum engineers use Landmark products in exploration and production. The Company's applications software transforms vast quantities of seismic, well log and other data into detailed computer models of petroleum reservoirs. These models reveal critical information about subsurface formations.

         Landmark offers an extensive line of integrated software applications, for seismic processing, three dimensional ("3D") and two dimensional ("2D") seismic interpretations, geologic and petrophysical interpretation, mapping and modeling, well log and production analysis, drilling and production engineering and data management. Through its service and consulting business, Landmark provides software training, on-site support and assistance in designing computer networks and integrating applications and data. In addition to providing software products, the Company is a value-added reseller of workstations and other hardware and provides a range of services, including software and systems support and training, systems configuration and network design, and data loading and management.

         In 1984, Landmark shipped the first commercially available microprocessor-based interactive CAEX system for interpretation of three dimensional seismic data and has continued to be a leader in the industry with a series of innovations in 3D seismic technology. The Company has also expanded the breadth of its applications portfolio to include geologic and petrophysical interpretation and analysis, geologic mapping and modeling, seismic data processing, reservoir engineering, drilling and production. The Company believes that there is a significant need in the CAEX and CARM markets for systems that enable geoscientists in different technical disciplines to work concurrently using a common database and integrated tools. In response to this need, the Company has introduced OpenWorks, a software integration and data management platform that offers an open systems computing environment for the concurrent visualization, interpretation, analysis and management of different types of data for exploration and production in a standardized environment. OpenWorks is based on a UNIX operating system, employs standard graphical user interfaces and networking protocols, and functions with the Oracle relational database management system. OpenWorks enables integration of multiple applications, including Landmark's applications as well as certain third-party applications.

INDUSTRY BACKGROUND

         Several trends are driving the oil and gas industry to reduce risk and cost and to increase productivity in exploration and production. In heavily explored regions of the world, reservoirs that are easy to locate and exploit are already under development or in production; accordingly, the search for additional oil and gas reserves has required increasingly expensive exploration and production programs, often in more complex reservoirs and more remote locations. The increasing difficulty and cost of locating oil and gas have led companies to seek more efficient ways to discover and develop reserves. At the same time, continuing low oil and gas prices have led many energy companies to reduce exploration and production budgets. These factors make the optimal placement of drilling locations increasingly important, particularly offshore where drilling platforms alone can cost between $25 million and $100 million.

         CAEX and CARM systems provide powerful tools to reduce the incidence of drilling dry holes and improve the productivity of both the exploration and production processes. Increasingly, oil and gas companies are seeking to improve efficiency and reduce the risk by employing modeling and analysis techniques throughout the exploration and production process. As a result, oil and gas companies can better capitalize on the enormous amounts of data they have collected in recent years. As the technology has advanced, CAEX and CARM have become accepted in the industry, facilitating better understanding of the subsurface and providing better results in locating and extracting reserves than traditional methods.


         Early 3D seismic interpretation and analysis was performed on mainframe-based systems. These systems were generally available only to large, integrated oil companies with the substantial resources required to purchase mainframe computers and to develop the associated software. With the shift from mainframe computers to less expensive, powerful workstations and PC's, workstation-based CAEX and CARM systems have become commercially viable. In the 1990's, the movement to client-server computing environments has facilitated work group interaction in the data interpretation process. The increased ease-of-use and improved price/performance ratios that have resulted from continued technological advances have helped to significantly expand the CAEX marketplace in recent years as CAEX systems have now become readily available to the entire spectrum of oil and gas companies, including small independents and exploration and production technology boutiques.

EXPLORATION AND PRODUCTION PROCESS

         The exploration and production process typically begins with the selection of a defined geographical target area and the collection and analysis of various types of data, including seismic and well log data, which may provide information as to the location of potential oil and gas reservoirs within the target area. Seismic data, which is acquired over a wide area by directing sound waves into the earth and measuring the responses as they reflect from subsurface geologic features, is used primarily by geophysicists to map potential hydrocarbon bearing formations and the structures that bound them, such as faults. Well log data is used primarily by geologists to pick the tops and bottoms of geologic strata and analyze the porosity, permeability and other physical properties of the geologic strata in a small area around a well borehole. Geologists, geophysicists and other geoscientists use this data to develop drilling plans.

         Once a well is successfully drilled in a reservoir, geoscientists collect additional data about the reservoir, combine it with data collected in the exploration phase, and refine their analyses to arrive at a development plan. This new information allows the production professional to further define the boundaries and physical properties of the reservoir, determine the appropriate number and placement of development wells and determine the proposed rate of production from each well.

         Once development is completed and the reservoir is producing, geologists and petroleum engineers analyze well logs, pressure and flow tests, and production histories to further their understanding of the physical properties of the reservoir. As a more accurate description of the reservoir develops, petroleum engineers devise programs to maximize the recovery of hydrocarbons throughout the life of the reservoir.

         Each phase of this process is critical to the successful overall development and management of the reservoir. Until recently, significant parts of the process, including three-dimensional modeling and visualization of the subsurface, were either not feasible or required a time-consuming manual drafting and interpretation process, and were typically performed separately by geologists, geophysicists, engineers and others. Although these professionals may study the same geologic area of interest and may share a common objective with respect to the reservoir's development, they have historically operated independently from one another, with relatively little sharing of data or interpretations. The Company believes that CAEX and CARM and the integration of professionals into multi-disciplinary asset teams through an integrated software platform are important in enabling oil and gas companies to improve productivity in the exploration and production process and to maximize value from the enormous amounts of data now available.

THE COMPANY

         Landmark was the original supplier of microprocessor-based 3D seismic interpretation products in the CAEX marketplace. The Company remains committed to providing CAEX tools which exploit the full value of 3D visualization, interpretation and analysis, enabling oil and gas companies to maximize the value of their substantial investments in 3D seismic data. The Company recognized in the early 1980's, at a time when the Company's competitors focused on the analysis of two dimensional seismic data, that 3D seismic data offered superior interpretive and analytical results. Fueled by its focus on 3D technology, Landmark experienced rapid growth throughout the 1980's despite severe reductions in exploration and production in the United States and downsizing of the oilfield services industry.

         As customers place increasing importance on streamlining work flows between multi-disciplinary teams, the Company believes petroleum companies will demand state-of-the-art software in various technical disciplines which can be easily shared. The ability to access and manage vast quantities of data will also be essential to these companies. The Company is focusing on the organization of internal teams in order to respond to customer's rapidly changing needs. Establishing strong entrepreneurial product groups will enhance the Company's ability to provide the best available software needed by customers. Additionally, the Company believes the creation of an integrated solutions group will expand the Company's ability to provide complete solutions to customers.

         To complement its core 3D seismic interpretation products, the Company has developed, licensed or acquired other products that offer functionality to geologists, geophysicists, reservoir engineers and other earth science professionals. Geologic mapping and seismic processing software applications have become core products along with 3D seismic interpretation and reservoir engineering software applications, and the Company has expanded its offerings of software to support the exploration and production geologist. Five recent acquisitions have significantly expanded the Company's ability to meet the needs of geologists, geophysicists and petroleum engineers:

         In March 1994, with the acquisition of Advance Geophysical Corporation ("Advance") of Denver, Colorado, Landmark acquired the ProMAX family of products, which provide seismic processors and interpreters with tools to manipulate raw seismic data and to condense it into a form that is ready for interpretation.

         The September 1994 acquisition of Houston-based Stratamodel, Inc. ("Stratamodel") further expanded Landmark's product offerings to include reservoir characterization and modeling software products used by geoscientists in oil and gas exploration and production.

         Also in September 1994, the Company acquired MGI Associates, Inc. ("MGA"), a leader in the development of personal computer-based petroleum economics and reservoir engineering software applications.

         In February 1995, the Company acquired certain assets of DRD Corporation ("DRD"), including drilling and completion engineering software applications.

         In June 1995, the Company acquired GeoGraphix, Inc., a Denver, Colorado-based company that designs, implements, markets and supports technical mapping and data analysis software. These products address unique requirements of the oil and gas exploration and production industry. The technology which GeoGraphix has developed is used by geoscientists, petrophysicists, petroleum engineers and land professionals to organize, visualize and assess data which has a spatial context. GeoGraphix' "smaller-scale" systems for basic geological and engineering problems complement Landmark's traditional solutions designed for the rigorous demands of complex reservoir characterization. The addition of GeoGraphix provides worldwide customers with a broad range of scaleable solutions across the "complexity spectrum" from basic to complex.

         Since its inception in 1982, the Company has made significant research and development expenditures for the development of geoscience applications software. The Company believes that its customers generally are unwilling or unable to incur the expense or delay of developing such software, and expertise internally, and have determined that competitive pressures in exploration and production necessitate the acquisition of geoscience systems such as those offered by Landmark.

STRATEGY

         Landmark's strategy is to provide complete computing solutions and other information services for the exploration and production of oil and gas reservoirs to provide business advantages for its global customers, including software, services and third-party hardware. The Company executes this strategy in the following ways:

         Applications Development. The Company develops new software applications and enhancements to existing software applications, both internally and through joint development efforts with business partners or licensees, or otherwise acquires software applications from third parties. To complement these efforts, the Company configures hardware to take advantage of the full range of functionality offered by the Company's software applications.

         Integration of Applications and Data Management. The Company expects that, as the exploration and production industry intensifies its use of technology, there will be an increasing demand for software integration and data management platforms such as OpenWorks. The Company intends to continue the development of OpenWorks, to embrace prevailing technology standards within the OpenWorks platform, and to intensify its marketing of OpenWorks as a means of enabling a single geoscientist to work in multiple disciplines and multidisciplinary teams of geoscientists to work concurrently with the same data and applications.

         Integrated Solutions and Expansion of Services. Landmark has created an Integrated Solutions Group to provide account management, first-line support, and consulting services across most of Landmark's product groups. In addition, because the Company believes that offering a comprehensive range of services to its customers is a critical aspect of its business, the Company intends to continue enhancing and expanding its range of services to meet the evolving requirements of its customers. The Company's revenue generating services include provision of on-site professionals and dedicated services as a primary support mechanism for its larger customers.

         Broadening of Customer Base. In addition to selling to its established customer base of major multinational and large independent oil companies, the Company intends to intensify its efforts to sell to small independent oil and gas firms and state-owned energy companies.

         Growth Through Acquisitions. The Company intends to continue to evaluate and, if attractive opportunities arise, acquire or license products and technologies and acquire businesses which it believes are important to achieving its strategy.

PRODUCTS AND SERVICES

         Landmark's core products are its seismic interpretation software applications, seismic processing applications, geologic interpretation and mapping applications, 3D reservoir modeling applications, production engineering applications, technical mapping and data analysis applications and OpenWorks software integration and data management platform. The Company also offers a number of other complementary software applications.

SEISMIC INTERPRETATION APPLICATIONS

         Landmark's software applications designed primarily to enhance the visualization, interpretation and analysis of 3D and 2D seismic data include the following:

         SeisWorks/3D (3D seismic interpretation). Using this software, geoscientists can take advantage of the extensive volume of data provided by a 3D seismic survey to map reservoirs with increased accuracy. The software enables geoscientists to use color analysis to describe various attributes of the data and to track subsurface horizons in detail.

         3DV1 (3D seismic volume interpretation). The 3DVI software application is a suite of products designed to allow 3D seismic interpreters to view and work with the entire 3D seismic "cube" of data in three dimensions on their computer screens. The three applications in this suite (ZAP! III, SeisCube and SurfCube) are tightly integrated with one another and with SeisWorks/3D.

                 ZAP! III (automatic horizon picking). ZAP! III allows geoscientists to map a seismic reflection surface through an entire 3D volume in minutes or even seconds. This task could take weeks or months when done manually.

                 SeisCube (visualization and interpretation of 3D volumes). This product allows geoscientists to select a 3D surface to map with ZAP! III and then peel away overlying seismic data to view the surface in three dimensions. Users of SeisCube in conjunction with SeisWorks/3D can scan through the solid 3D cube on screen before they begin to interpret specific surfaces, faults or other geologic features.

                 SurfCube (perspective displays of interpreted surfaces). This software allows the user to rotate a full 3D perspective display to check the quality of interpretations, add color and other seismic attributes to enhance the clarity and content of surfaces, and communicate complex geological relationships to others.

         Vox Cube (analysis and visualization of seismic data attributes in 3D space). This software helps users predict the presence of hydrocarbons by adjusting the opacity and color of a 3D seismic volume to display only those data attributes that are needed, such as phase, porosity or velocity.

         SynTool (synthetic seismograms generation). SynTool creates synthetic seismic traces from well log readings, enabling geoscientists to correlate more effectively limited, extremely precise well log data with more extensive, indirect seismic data.

         Seis Work/2D (2D seismic interpretations). This product is the 2D equivalent of SeisWorks/3D. This 2D software assists geoscientists in generating accurate maps of reservoirs using 2D seismic data, which represents a single "line", or cross section of earth, rather than an entire cube of such data as represented by the 3D method.

         Fast Track (2D automatic horizon tracking). This product is the 2D equivalent of ZAP! III. It allows the geoscientist to bypass the tedious hand-tracking of a subsurface horizon over an entire 2D line. The program automatically tracks horizon surfaces across faults, around corners if the 2D line was not a straight line, and through areas where data quality is low.

         TDQ (time-depth conversion). This product allows geoscientists to quickly and accurately convert time-based seismic data to depth-based geological data, and vice versa. It facilitates the use of multiple Landmark applications in a single project.

SEISMIC PROCESSING APPLICATIONS

         These applications provide tools for geoscientists to process complex seismic data on their own workstations, which can eliminate the need to send data to outside contractors.

         MicroMAX (field seismic processing). Micro MAX enables geoscientists to use personal computers to perform various quality control tasks and test seismic data during the data acquisition process.

         ProMAX (2D/3D seismic processing). This software consists of an extensive library of techniques that help processing specialists to convert large amounts of raw field recordings into 2D and 3D seismic images for further analysis and interpretation. The new ProMAX version 6.0 has been expanded with capabilities for high-volume 3D processing for very large datasets and has been integrated with the seismic interpretation workflow.

         ProMAX Prospector (post-stack processing). Prospector is a special version of ProMAX designed for seismic interpreters, rather than processors. This application allows geoscientists to analyze certain data attributes and perform simple processing on selected seismic sections, to improve their understanding of subsurface geology.

         ProMAX VSP (borehole seismic processing). This is another version of ProMAX designed to process "vertical" seismic data acquired inside wellbores. It enables geoscientists to match precise well information (measured in units of depth) with seismic data (measured in units of time), to obtain a better understanding of the subsurface geology near the borehole.

GEOLOGIC INTERPRETATION AND MAPPING APPLICATIONS

The following software applications enable geoscientists to interpret and map a variety of geologic data:

         Z-MAP Plus (geologic mapping and modeling). Z-MAP Plus provides geoscientists with an extensive collection of geomathematical tools to compute and model faults, horizons, fluid contacts, reservoir volumes and many other geologic features. In addition, it provides users with a variety of specialized tools for creating high quality plots, maps, montages and other paper displays for use in presentations.

         StratWorks (geologic interpretation). This software product is Landmark's first application designed for routine well log correlation, interpretation and mapping and is the Company's first product aimed primarily at geologists and seismic interpreters who need log interpretation tools. In addition, links between StratWorks and the Company's other applications make it easier for users to integrate complex geological information with seismic interpretations, resulting in better understanding of oil and gas prospects.

         PetroWorks (well log analysis). PetroWorks is an application that allows geologists and seismic interpreters to analyze subsurface geology and reservoir characteristics, which can eliminate the need to consult an expert well log analyst.

3D RESERVOIR MODELING APPLICATIONS

The following applications create interactive three-dimensional models of oil and gas reservoirs using a variety of subsurface data:

         SGM (Stratagraphic geocellular modeling). SGM is the core software product for modeling reservoir rock and fluid properties. It provides real-time rotation and visualization of a 3D graphic framework of cells within earth layers, as well as mathematical calculations.

         GTM (geocellular template modeling). This companion module to SGM allows geoscientists to create "templates" of various geological features such as buried reefs, channels, and other spatial changes in rock type. Special lighting, shading, and transparency tools aid visualization.

         StrataMap (interactive gridding and editing). StrataMap provides interactive mapping capabilities. Using StrataMap, geoscientists can quickly map seismic or well data sets and incorporate the results into their 3D reservoir models.

         StrataSim (fluid flow simulator). This product provides an interactive link between geologic modeling and reservoir engineering. Users can test static reservoir models with simulations of dynamic fluid flows to determine the most efficient ways to extract oil and gas.

         OpenSGML (development tools). Open SGM is an enabling technology that allows users to incorporate third party or in-house modeling algorithms into SGM, or develop new software applications links to SGM.

         RAVE/DV (reservoir characterization). This tool enables geoscientists and engineers to visualize relationships among various seismic and reservoir attributes. It allows them to correlate statistically significant clusters of reservoir properties with existing or potential well locations in standard map and cross section views.

PRODUCTION ENGINEERING APPLICATIONS

The following applications are designed for drilling and production engineering and economics:

         ARIES (economics and reserve management). The ARIES product line includes three modules: one for production engineering graphics, one that monitors petroleum reserve activities and volumes and one for economic analysis.

         DIMS (drilling information management system). At the drilling site, this application replaces inefficient manual/paper data collection and reporting methods with a digital system using relational database technology.

         WIMS (well information management system). WIMS software provides an efficient database with tools to develop completions and workovers.

         POWAR (production operators workstation). This is a system for daily data collection and reporting on producing wells. POWAR captures data in the field and moves it through the central production account system.

         GMS (gas management system). GMS is used with POWAR to track and allocate gas production from point-of-sale back to partners.

         WELLPLAN (relational database, data analysis and engineering software system). WELLPLAN is used for drilling, completions and well service operations. It is utilized at the rig site and office, providing seamless integration between reporting and engineering functions.

         Although the Company does not own the technology, Landmark has the exclusive right to license the ARGUS product for use in oil and gas exploration and production. ARGUS is a geographic information system that provides many different professionals with a common map-based method of accessing and viewing data stored in multiple databases. It can be used by both geoscientists and managers to better understand relationships among various types of data.

TECHNICAL MAPPING AND DATA ANALYSIS APPLICATIONS

         GES (geoscientific data management and mapping). GES is an integrated set of modules which address fundamental aspects associated with exploration and reservoir characterization. The basic functionality includes well and seismic data management, base mapping, surface and fault modeling, cross sectioning and volumetric estimation.

         Jaguar (petroleum engineering and economic forecasting). The Jaguar engineering system provides a suite of petroleum engineering applications which include functions for estimating production decline, recoverable reserves, economic forecasting and reservoir volume.

         QLA 2 (petrophysical well log analysis). The QLA 2 petrophysical system delivers well log data processing, cross-plotting and display facilities. QLA 2 incorporates a graphical programming language developed specifically for processing petrophysical data. QLA 2 was originally developed under a joint marketing agreement with Schlumberger Technologies, which agreement was terminated and superseded by an exclusive distribution license which extends until June 30, 1996. Under the new agreement, QLA 2 is owned by Schlumberger Technologies, but Landmark has the exclusive right to sell QLA 2 under a 50% - 50% royalty arrangement for the term of the agreement. The agreement with Schlumberger Technologies does not preclude the Company from marketing products to customers that have previously received QLA 2 products. Upon termination of the agreement, the Company's rights with respect to QLA 2 will terminate. Landmark is actively engaged in the development of a replacement for QLA 2 which is intended to provide sophisticated multi-well analysis fully integrated with Landmark's data management an mapping products.

         LeaseMap (petroleum land management). LeaseMap provides data management and mapping functionality to assist the land professional in managing producing and prospective properties.

THE OPENWORKS SOFTWARE INTEGRATION AND DATA MANAGEMENT PLATFORM

         The OpenWorks software integration and data management platform allows geoscientists to efficiently run multiple applications from different disciplines in side-by-side windows and, via a common Oracle database, exchange data among them. OpenWorks also provides a software development platform which can enhance productivity in designing and building new applications, both for the Company and for third-party applications developers. The OpenWorks platform is specifically designed to support modular applications, which are simpler to build, maintain and enhance than large "monolithic" applications. Customers are able to use the OpenWorks tool kit to integrate their own proprietary applications with purchased applications.

         OpenWorks has been developed to provide a standards-based, open systems technology architecture. OpenWorks is based on a UNIX operating system, employs standard graphical user interfaces (X Window System and Motif) and networking protocols (TCP/IP and NFS) and functions with the Oracle relational database management system. Most of Landmark's current applications interface with its latest release of the OpenWorks platform. Other products continue to be written under, or converted or linked to, the OpenWorks platform. OpenWorks also includes several options for directly linking certain applications of third parties. Several third-party software developers, on their own, or as business partners with the Company, have developed new applications under OpenWorks, or linked existing applications to OpenWorks, further expanding the universe of applications capable of being run on the Company's computer-aided exploration systems. In addition, several oil companies have purchased copies of OpenWorks for use by their own developers.

OTHER COMPLEMENTARY SOFTWARE APPLICATIONS

         In addition to its core products, the Company offers additional computer-aided exploration products designed to enhance the ability of geoscientists to access, interpret and analyze data, including the following:

         Landmark Geo-dataWorks (geoscience data management). This product is Landmark's first commercial application designed for graphical management and querying of geoscience data. It provides users of Landmark's software applications easy access to data without having to become a database expert.

SERVICES

         To more fully satisfy the needs of its diverse customer base, Landmark provides a variety of service and support programs. These programs are provided by Company employees who are experienced geoscientists and users of CAEX/CARM systems. Key revenue generating services and support programs include:

         o Service contracts which provide the customer with hardware maintenance and all revisions and enhancements to its software;

         o Training courses for users of Landmark's software, as well as system administrators, either at the customer's location or at the Company's offices throughout the world;

         o Telephone and on-site support options, to help geoscientists get more effective use from applications, and in problem solving with systems or software;

         o Customized consulting services in data loading and management to provide access to the diverse types of information used in most exploration and production projects;

         o Consulting and networking services to help customers design, build and integrate the most effective computer environment for their particular needs; and

         o An Integrated Solutions Group which provides account management, first line support, and consulting services across most of Landmark's product groups.

HARDWARE

         The Company does not develop or manufacture computer hardware. Instead, the Company configures standard commercially available workstations and related hardware with the Company's software applications to satisfy customer requirements. The Company's systems incorporate Sun SPARCstation or IBM RISC System/6000 and Silicon Graphics, Inc. workstations, which employ derivatives of the UNIX operating system. The Company also offers PC-based workstations, which employ derivatives of the DOS and Windows operating systems. They typical system consists of a CPU with memory, mass storage and imaging hardware appropriate for Landmark's data-intensive applications. The Company evaluates other hardware platforms on a continuing basis and supports additional hardware platforms for certain applications, depending on the particular needs of the software and the customer.

         The Company's systems operate as stand-alone workstations or may be integrated into a work group environment. All of the Company's UNIX workstations support TCP/IP networking protocols and operate on Ethernet local area networks.

PRODUCT DEVELOPMENT

         Landmark is committed to providing computer-aided tools which enhance the visualization and characterization of the subsurface and which permit the integration of different data types and of different interpretations. The Company has focused and will continue to focus research and development efforts on helping oil and gas companies maximize the value of their substantial investment in seismic, well log and reservoir data through CAEX/CARM products and services.

         The Company is focusing research and development efforts on integrating all its principal applications under the OpenWorks software integration and data management platform to provide the broadest suite of integrated applications in the industry. In addition, the Company has taken an open systems approach to the development and marketing of OpenWorks to encourage other software vendors to develop new applications or modify existing applications to run on OpenWorks.

         The Company believes its open systems approach is consistent with the efforts of the Petrotechnical Open Software Corporation ("POSC") and Public Petroleum Data Model ("PPDM") to develop industry standards for the computerization of the exploration and production process. The Company intends to continue to develop its products in compliance with POSC and/or PPDM standards that become widely accepted in the oil and gas industry. Landmark plans to release an additional version of Open Works on PPDM to provide an intermediate PPDM-based project data management and integration platform addressing customers' immediate needs. The Company plans a subsequent major release of Open Works which is intended to be fully POSC-compliant based on the PPDM subset of Epicenter.

         The Company's existing customers are active in determining development ideas and prioritizing enhancements and future products. Through user groups, focus groups and a computerized system of tracking requests received from daily interactions with customer support personnel, the Company is in close contact with the needs and requirements of its customers and their innovative uses of technology. Landmark's software developers and systems engineers work closely with hardware vendors to configure hardware systems to take advantage of the full range of functionality offered by the Company's software, including client-server functionality and graphics visualization capabilities.

         As of June 30, 1995, the Company employed approximately 243 people in product design and development functions. During the fiscal years ended June 30, 1995, 1994 and 1993, the Company expended approximately $19,887,000, $18,360,000 and $15,198,000, respectively, on product design and development (which figures are net, respectively, of capitalized software development costs of $3,700,000, $2,700,000 and $1,900,000). In addition to the amount capitalized in fiscal 1995, the Company capitalized $600,000 in connection with the acquisition of MGA and $1,200,000 in connection with the acquisition of certain assets of DRD. In addition to the amount capitalized in fiscal 1993, the Company capitalized $1,234,000 of capitalized software development costs in
connection with the Oklahoma Seismic acquisition.   See Note 6 to the
Consolidated Financial Statements included elsewhere herein.

SEGMENT INFORMATION, MAJOR CUSTOMERS AND EXPORT SALES

         The information regarding the Company's' business segments, major customers, foreign and domestic operations and export sales appears in Note 20 (Segment Information) in the Notes to Consolidated Financial Statements included elsewhere herein.

MARKETING AND SALES

         The Company believes that personal customer contact is an important factor in marketing its CAEX/CARM systems and therefore sells its systems through a direct sales force located in more than 20 sales and technical support centers worldwide. Sales personnel generally have either a geoscience education or expertise in selling advanced technology- based systems.

         The Company sells products and services to major multinational energy companies, such as Amoco, British Petroleum, Chevron, Mobil Oil, Phillips Petroleum, Royal Dutch/Shell, Texaco and Unocal, and to large independent oil and gas companies, such as Amerada Hess, Marathon Oil, Maxus Energy and Pennzoil. Landmark has also increased the sale of products and services to national and small independent oil and gas companies. For the year ended June 30, 1995, approximately 56% of the Company's total revenues were generated by international sales.

BACKLOG

         The Company's products are composed of industry standard hardware components that are assembled in response to specific customer requirements. Although certain international orders may take several months to ship, the Company's products are generally shipped within an average of 10 days following receipt of an order. Accordingly, the Company does not believe that its product revenue backlog is material to an understanding of its business.

         Service revenues are primarily derived from hardware and software service contracts. The service contracts generally have a one-year term and renew automatically unless canceled not less than 30 days prior to the anniversary date. As of June 30, 1995, the twelve-month backlog under such contracts was approximately $26,500,000 as compared to approximately $20,400,000 at June 30, 1994.

GOVERNMENT REGULATION

         The Company must generally obtain validated export licenses from the U.S. government prior to selling its products in certain foreign countries. To date, the Company has not experienced any significant unusual difficulty in obtaining the required export licenses; however, there can be no assurance that it will not experience difficulty in obtaining such licenses in connection with future export sales.

COMPETITION

         The market for CAEX/CARM systems is highly competitive. Many of the Company's existing and potential competitors have substantially greater marketing, financial and technical resources than the Company. The Company's existing and potential competitors include a division of Schlumberger, Ltd. and specialized software companies. The Company also experiences competition from certain of the major oil and gas companies which have internally developed, and may continue internally developing, CAEX/CARM systems, thereby limiting the Company's potential customer base. In addition, new competitors are entering the market and competition is intensifying. There can be no assurance that sales of the Company's products will not be adversely affected if its current competitors or new market entrants introduce new products with better functionality, performance, price or other characteristics than the Company's products.

         The Company believes that the principal competitive factors in the CAEX/CARM market are first-to-market advantage, installed base size, product functionality and performance, software integration, the relationship of product price and performance, and customer support and consulting services. The Company believes that it competes effectively with respect to each of these factors.

PATENTS, COPYRIGHTS, TRADEMARKS AND LICENSES

     The Company generally relies on patent, copyright and trademark laws, license and nondisclosure agreements, and technical measures to protect its rights in its software products. All employees of the Company are required to sign an agreement that they will maintain the confidentiality of the Company's proprietary information. The Company's products generally are licensed to customers pursuant to an agreement that restricts the use of the products to the customer's internal purposes.

     The Company has applied for U.S. and foreign patents for several of its existing and future products. A U.S. patent covering an invention in the Company's TurboZAP! was issued October 8, 1991 as U.S. Patent 5,056,066. Another patent was issued October 6, 1992 as U.S. Patent 5,153,858 which covers an innovative method for picking horizons in 3D seismic data. Two additional patents, (U.S. Patent 4,821,164 and U.S. Patent 4,991,095) relating to processes for three-dimensional mathematical modeling of underground geologic volumes were issued on April 11, 1989 and February 5, 1991, respectively. U.S. Patent 5,432,751, which was issued July 11, 1995, covers a computerized method of automatically picking horizons from a 3D volume of seismic data traces. The above patents will expire 17 years after the issuance date. Other patents are pending seeking coverage for inventions in the Company's new generation of ZAP! products. Still other patents are pending seeking coverage for the Company's OpenWorks method of information communication between concurrently operating computer programs. Software products originated by the Company's employees are covered by copyright.

     The Company has trademark rights in the marks applied to its software products. U.S. trademark registrations have been issued for the marks LANDMARK, LANDMARK and pyramid logo, OPENWORKS, STRATWORKS, SEISWORKS, PETROWORKS, ZAP!, WELLBASE, GEOGRAPHIX, ISOMAP, SEISMAP and LEASEMAP. Canadian trademark registrations have been issued for POGO, DIMS, and WIMS. Trademark registration applications are pending for other marks of the Company.

     The Company has acquired licenses from third-party software vendors to sell certain software applications developed by those vendors. In addition, the Company has acquired licenses from other software vendors for networking, utilities, and other software products. These licenses typically provide for an initial fee which covers a certain number of copies and for payment thereafter on a per copy basis.

PERSONNEL

         At June 30, 1995, the Company employed approximately 910 employees. The Company's future success will depend in large part on its continued ability to attract and retain highly skilled employees. None of its employees is represented by a collective bargaining agreement, and the Company believes that it relations with its employees are very good.

ITEM 2.    PROPERTIES

         The Company owns a 150,000 square foot building and undeveloped land of approximately 12 acres adjacent to the building located in Houston, Texas. This facility is primarily used for certain research and development, product assembly, executive and administrative, and sales and support functions. The land and building are pledged as collateral for obligations under two credit agreements that approximated $33 million at June 30, 1995.

         The Company owns a building in Austin, Texas, and approximately 10 acres of undeveloped land adjacent thereto, and leases a 22,813 square foot facility in Englewood, Colorado, and a 20,708 square foot facility in Denver, Colorado. These facilities are used for research and development and sales and support functions. The Company also leases a 36,000 square foot facility in London, England, which is used for sales and support functions and a 12,185 square foot vacant facility in Houston, Texas, previously occupied by Stratamodel. Additionally, the Company leases various facilities in the United States and in 19 foreign countries which are used for sales and support functions.

         The Company believes that its present facilities will be adequate for its anticipated needs.

ITEM 3.    LEGAL PROCEEDINGS

         Marlene Malek and Abraham Slomovics v. Landmark Graphics Corporation and C. Eugene Ennis (Cause No. H-92-800); On March 11, 1992 this lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division. The action was filed on behalf of those individuals who purchased the Company's Common Stock between September 30, 1991 and March 10, 1992 and alleged that the Company and Mr. Ennis violated the federal securities laws and state law in connection with reporting the Company's financial information. On July 13, 1995, a unanimous jury verdict was rendered in the Company's and Mr. Ennis' favor with respect to all aspects of the lawsuit.

         There is no other litigation pending which might have a material adverse effect on the Company or the market for its Common Stock.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fiscal quarter ended June 30, 1995.

                                    PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the Nasdaq National Market under the symbol "LMRK". The following table sets forth, for the quarters indicated, the high and low sales prices per share for the Common Stock as reported on the Nasdaq National Market:

        Fiscal 1995                                         High         Low
        -----------                                         ----         ---
         First Quarter  . . . . . . . . . . .             $33.25      $19.25
         Second Quarter . . . . . . . . . . .              23.75       16.00
         Third Quarter  . . . . . . . . . . .              22.05       17.73
         Fourth Quarter . . . . . . . . . . .              27.00       18.25

        Fiscal 1994
        -----------

         First Quarter  . . . . . . . . . . .             $23.25      $18.00
         Second Quarter . . . . . . . . . . .              26.75       17.37
         Third Quarter  . . . . . . . . . . .              30.00       18.25
         Fourth Quarter . . . . . . . . . . .              35.25       23.75


     As of September 18, 1995 there were 292 holders of record of the Company's Common Stock.

     The Company has not paid any cash dividends since its inception and does not intend to pay cash dividends in the foreseeable future. Furthermore, certain provisions of the Company's credit agreements restrict the Company's ability to pay cash dividends. The Company presently intends to retain earnings for use in its business, with any future decision to pay cash dividends dependent upon the Company's growth, profitability, financial condition and other factors the Board of Directors may deem relevant.

ITEM 6.    SELECTED FINANCIAL DATA


                                                                         Years Ended June 30,
                                                 ------------------------------------------------------------------
 (in thousands, except per share data)               1995         1994         1993        1992          1991
- -------------------------------------------------------------------------------------------------------------------
 STATEMENT OF INCOME DATA:                                     (Restated)   (Restated)   (Restated)    (Restated)
 Revenues:
    Software product sales                        $   83,735  $    70,329   $   53,212    $  39,413    $   33,849
    Hardware product sales                            31,845       31,833       26,674       28,127        39,605
    Maintenance and other                             55,626       41,089       33,089       29,251        26,742
- -------------------------------------------------------------------------------------------------------------------
     Total revenues                                  171,206      143,251      112,975       96,791       100,196
- -------------------------------------------------------------------------------------------------------------------
 Cost of revenues:
    Cost of software product sales                     9,939        6,387        6,237        4,074         3,460
    Cost of hardware product sales                    26,373       26,424       20,576       19,725        25,576
    Cost of maintenance and other                     30,943       24,978       18,068       18,472        15,148
    Bad debt expense                                   1,612        1,536        1,687        3,131           556
- -------------------------------------------------------------------------------------------------------------------
     Total cost of revenues                           68,867       59,325       46,568       45,402        44,740
- -------------------------------------------------------------------------------------------------------------------
       Gross profit                                  102,339       83,926       66,407       51,389        55,456
- -------------------------------------------------------------------------------------------------------------------
 Operating expenses:
    Research and development                          19,887       18,360       15,198       15,250        12,334
    Selling, marketing and administrative             58,848       45,364       41,996       35,419        28,621
    Acquired research and development costs            3,700            -            -            -             -
    Merger costs                                       2,692       13,567            -            -             -
    Restructuring charges and non-recurring            1,809            -            -        8,300             -
      costs
- -------------------------------------------------------------------------------------------------------------------
       Total operating expenses                       86,936       77,291       57,194       58,969        40,955
- -------------------------------------------------------------------------------------------------------------------
 Income (loss) from operations                        15,403        6,635        9,213       (7,580)       14,501
 Other, net                                            3,298        1,879           37        1,788         1,415
- -------------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes                    18,701        8,514        9,250       (5,792)       15,916
 Provision (benefit) for income taxes                  5,196        2,667        2,125          (72)        4,645
- -------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                $   13,505  $     5,847   $    7,125    $  (5,720)   $   11,271
===================================================================================================================
 Net income (loss) per common and common
    equivalent shares                             $     0.77  $      0.36   $     0.51    $   (0.42)   $     0.82
===================================================================================================================
 Weighted average common and common
    equivalent shares outstanding                     17,464       16,371       13,927       13,629        13,697

 Pro forma information (unaudited):
 Net income (loss) as reported                    $   13,505  $     5,847   $    7,125    $  (5,720)   $   11,271
 Pro forma charge in lieu of income taxes                  -        1,256          554          434           532
- -------------------------------------------------------------------------------------------------------------------
 Pro forma net income (loss)                      $   13,505  $     4,591   $    6,571    $  (6,154)   $   10,739
- -------------------------------------------------------------------------------------------------------------------

 Pro forma income (loss) per share                $     0.77  $      0.28   $     0.47    $   (0.45)   $     0.78
===================================================================================================================

                                                                           As of June 30,
                                                  -----------------------------------------------------------------
 (in thousands)                                      1995         1994         1993         1992         1991
- -------------------------------------------------------------------------------------------------------------------
 BALANCE SHEET DATA:                                           (Restated)   (Restated)   (Restated)   (Restated)
    Working capital                               $   97,517  $   106,601  $    51,980    $  47,158    $   42,747
    Total assets                                     211,151      189,153      105,974       99,100        78,776
    Bank debt                                         12,007       13,150        1,144        1,467         2,019
    Retained earnings                                 35,637       22,957       22,308       16,838        23,536
    Total stockholders' equity                       158,898      142,604       80,752       73,530        78,660

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management's Discussion and Analysis is the Company's analysis of its financial performance and of significant trends which may impact future performance. On March 25, 1994, the Company acquired all of the outstanding common stock of Advance Geophysical Corporation (Advance) in an acquisition accounted for as a pooling of interests. On September 28, 1994, the Company acquired all of the equity interests of Stratamodel, Inc. (Stratamodel) in an acquisition accounted for as a pooling of interests. On September 29, 1994, the Company acquired all of the outstanding common stock of MGI Associates, Inc. (MGA) in an acquisition accounted for as a purchase. On February 28, 1995, the Company purchased certain assets and assumed related liabilities of DRD Corporation (DRD) in an acquisition accounted for as a purchase. On June 5, 1995, the Company acquired all of the outstanding common stock of GeoGraphix, Inc. (GeoGraphix) in an acquisition accounted for as a pooling of interests. Accordingly, the Company's Consolidated Financial Statements included elsewhere herein give effect to the acquisitions accounted for as poolings of interests for all periods presented and include the results of acquired operations accounted for as purchases since the dates of acquisition. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto.

                 The Company, incorporated in 1982, designs, markets and supports software and systems which facilitate the exploration and production efforts of oil and gas companies. The Company derives revenues from licensing software products, providing related services and reselling hardware. Customers pay the Company an initial license fee for the software, which is generally recognized by the Company upon shipment. Customers have the option to pay an annual maintenance fee, calculated as a percentage of current list price, which entitles them to routine support and product updates. The Company generally recognizes revenues related to customer support agreements ratably over the contract period. See Note 1 to the Consolidated Financial Statements.

                 A significant portion of the Company's revenues is derived from sales into certain geographic regions or market sectors which, due to regulatory requirements and other constraints, may have lengthy sales cycles. Accordingly, the timing of revenue recognition on these transactions may have a noticeable effect on the Company's quarter-to-quarter and year-to-year financial performance.

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Income as a percentage of total revenues or of their respective revenue components and the percentage change in the dollar amount of those items for each of the years in the three year period ended June 30, 1995.

                                                            Years Ended June 30,              Percentage Change
                                              ---------------------------------------------------------------------
                                                   1995        1994         1993          1994-1995    1993-1994
- -------------------------------------------------------------------------------------------------------------------
                                                            (Restated)   (Restated)
 Revenues:
    Software product sales                          49%         49%          47%              19%          32%
    Hardware product sales                          19          22           24                0           19
    Maintenance and other                           32          29           29               35           24
- ------------------------------------------------------------------------------------
     Total revenues                                100         100          100               20           27
- ------------------------------------------------------------------------------------
 Cost of revenues:
    Cost of software product sales(1)               12           9           12               56            2
    Cost of hardware product sales(1)               83          83           77                0           28
    Cost of maintenance and other(1)                56          61           55               24           38
    Bad debt expense                                 1           1            1                5           (9)
- ------------------------------------------------------------------------------------
     Total cost of revenues                         40          41           41               16           27
- ------------------------------------------------------------------------------------
 Gross profit                                       60          59           59               22           26
 Operating expenses:
    Research and development                        12          13           14                8           21
    Selling, marketing and administrative           34          32           37               30            8
    Acquired research and development                2         N/A          N/A              N/A          N/A
    Merger costs                                     2           9          N/A              (80)         N/A
    Restructuring charges                            1         N/A          N/A              N/A          N/A
- ------------------------------------------------------------------------------------
     Total operating expenses                       51          54           51               12           35
- ------------------------------------------------------------------------------------
 Income from operations                              9%          5%           8%             132%         (28)%

(1) This line item is expressed as a percentage of the corresponding revenue line item and not as a percentage of total revenues.

FISCAL 1995 COMPARED TO FISCAL 1994

Total Revenues.   Total revenues for fiscal 1995 increased approximately 20%
compared to the prior year. The increase in total revenues was primarily due to increased sales to international markets and the addition of the MGA product line. The Company's continued expansion into developing markets in Europe, Asia and Latin America contributed to the increase in international revenues of
approximately 28% over the fiscal 1994 amounts.   International revenues
comprised approximately 56% of total revenues in fiscal 1995 as compared to 53% in 1994. Current year revenues include approximately $12,000,000 related to the MGA product line which was acquired in the first quarter of fiscal 1995.

     Software Product Sales.   Software product sales consist of license fees
for the Company's proprietary and third party software. The increase in software product sales of approximately 19% over the prior fiscal year was attributable to new product offerings, acquired product lines and strengthened sales of the Company's core products. As a percentage of total revenues, software product sales remained constant at 49%. The software product sales increase of approximately $13,400,000 resulted in a positive impact on gross profit. The Company's strategy of offering petroleum companies a complete spectrum of software applications has had a positive impact on software product sales and is expected to continue to have a positive impact in the future.

     Hardware Product Sales.   Hardware product sales relate to the resale of
third party computer hardware. Hardware product sales remained constant at approximately $31,800,000. As a percentage of total revenue, hardware product sales decreased from 22% in fiscal 1994 to 19% in fiscal 1995. This decrease is due primarily to the Company's decision to continue to shift away from sales of hardware to sales of software.

     Maintenance and Other.   Maintenance and other revenues relate to
maintenance and support of the Company's hardware and software products as well as revenues from training and consulting. As a percentage of total revenue, maintenance and other increased from 29% in fiscal 1994 to 32% in fiscal 1995; maintenance and other increased approximately $14,500,000 or 35% from the previous year. The increase in absolute dollars was primarily due to a 59% increase in software maintenance revenues which resulted from the expanding installed base of the Company's products and a $3,600,000 contribution by MGA. Hardware maintenance revenues remained constant at approximately $6,600,000. The Company's hardware maintenance revenues have been impacted by the presence of third party companies that offer hardware maintenance at often lower prices. In response to this trend, the Company began outsourcing hardware maintenance business activities in fiscal 1995.

     Cost of Software Product Sales.   Cost of software product sales, as a
percentage of software revenue, increased from 9% in fiscal 1994 to 12% in fiscal 1995. Increased royalty costs resulting from higher sales of third party applications and increased embedding of third party applications in the Company's products has negatively impacted the current year's software product margins. This trend may continue if the third party content of products sold to customers continues to grow.

     Cost of Hardware Product Sales.   Cost of hardware product sales, as a
percentage of hardware product sales, remained constant at 83% in fiscal 1995 and fiscal 1994. Although hardware contributes a lower margin, the Company plans to continue to offer hardware to accommodate sales of software and services to customers who desire comprehensive solutions.

     Cost of Maintenance and Other.   Cost of maintenance and other decreased
as a percentage of the related revenues from 61% in fiscal 1994 to 56% in fiscal 1995. While preserving hardware maintenance revenues, the Company reduced expenses by discontinuing processing services and outsourcing hardware maintenance services. These decisions have positively impacted the maintenance and other margin.

     Bad Debt Expense.   Bad debt expense as a percentage of total revenues
remained constant at approximately 1% of total revenues from fiscal 1994 to fiscal 1995. Management continues to review the status of customer accounts and will attempt to make adequate provisions as conditions change.

     Research and Development. Research and development costs increased 8% during fiscal 1995 over the prior year. The increase over the prior year relates to the addition of the MGA development function and the related costs. The Company believes that continued investments in research and development are important to its future growth and competitive position in the marketplace. The increase in costs was partially offset by a higher level of capitalized software costs during fiscal 1995. The Company capitalized approximately $3,700,000 or 16% of total research and development costs during fiscal 1995 as compared to approximately $2,700,000 or 13% in fiscal 1994 due to the increased level and range of products under development. The Company amortized $3,500,000 and $2,300,000 of capitalized software costs in fiscal 1995 and fiscal 1994, respectively.

     Selling, Marketing and Administrative.   Selling, marketing and
administrative expenses increased approximately $13,500,000 from the fiscal 1994 amount. As a percentage of revenue, the costs increased from 32% in fiscal 1994 to 34% in fiscal 1995. The increase relates to incremental costs associated with the addition of the MGA operations and increased selling costs related to expanding the Company's presence in Europe and Asia.

     Acquired Research and Development Costs. Acquired research and development costs of $3,700,000, which approximate 2% of total revenues for fiscal 1995, relate to in-process development activities for projects which were acquired in connection with the DRD purchase, but had not yet reached technological feasibility. In accordance with generally accepted accounting principles, this amount was expensed at the date of acquisition.

     Merger Costs. Merger costs, which approximate less than 2% of total revenue for fiscal 1995, consist of accounting, legal and investment banking costs related to the acquisitions of Stratamodel and GeoGraphix. Merger costs for fiscal year 1995 decreased approximately $11,000,000 from fiscal 1994 primarily due to the inclusion in prior year of a compensation charge related to Advance's Phantom Stock Plan.

     Restructuring and Other Non-recurring Charges. Restructuring and other non-recurring charges, which approximate 1% of total revenue for fiscal 1995, relate to the Company's restructuring plan which was designed to eliminate redundancies and consolidate the Stratamodel operations. Management expects this restructuring plan to result in reduced spending for the Company. Additionally, non-recurring costs, including relocation and other acquisition-related charges, were incurred in connection with the Stratamodel acquisition.

     Other Income, Net.   Other income, net increased approximately $1,400,000
from fiscal 1994 to fiscal 1995. This increase was primarily attributable to higher net interest income resulting from higher investment yields on invested funds.

     Taxes.   During fiscal 1995, the effective tax rate was lower than the statutory rate and lower than the prior year's rate. The effective rate decreased primarily due to recognition of deferred tax benefits of an acquired company. The valuation allowance for deferred tax assets which approximated $2,200,000 at June 30, 1995 relates to certain deferred assets associated with an acquired company. Full realization of the total benefit is dependent upon, among other things, the Company's ability to maintain the present level of earnings.

FISCAL 1994 COMPARED TO FISCAL 1993

     Total Revenues.   Total revenues for fiscal 1994 increased approximately
27% compared to the prior year. The increase in total revenues was primarily due to the continued improvement in the domestic oil and gas industry, as evidenced by increased spending by major oil companies and small independents. Domestic revenues increased approximately 44% from fiscal 1993 which caused domestic revenues as a percentage of total revenues to shift from 42% for fiscal 1993 to 47% for fiscal 1994. International revenues improved approximately 15% over the fiscal 1993 amounts primarily due to the Company's continued expansion into developing markets in Europe, Asia and Latin America. International revenues represented approximately 53% and 58% of total revenues in fiscal 1994 and 1993, respectively.

     Software Product Sales.   Software product sales, which accounted for 49%
of total revenues in fiscal 1994, consist of license fees for the Company's proprietary and third party software. The increase in software product sales of approximately 32% over the prior fiscal year was attributable to new product offerings, as well as stronger sales of the Company's core products. The increase is also attributable to improved sales of Advance's seismic processing applications, which significantly expanded the Company's product portfolio.
The Company's revenues also reflect a continuing shift away from sales of hardware to sales of software. As a percentage of total revenues, software product sales increased from 47% in fiscal 1993 to 49% in fiscal 1994, which had a positive impact on gross profit.

     Hardware Product Sales.   Hardware product sales relate to the resale of
third party computer hardware. Hardware product sales increased 19% from fiscal 1993 and represented approximately 22% of total revenues in fiscal 1994. The increase in hardware product sales was due primarily to increased hardware sales to small independents, who have historically purchased comprehensive products and services.

     Maintenance and Other.   Maintenance and other revenues relate to
maintenance and support of the Company's hardware and software products as well as revenues from other services, including consulting. Although maintenance and other revenues remained constant as a percentage of total revenues, maintenance and other revenues increased approximately $8,000,000 or 24% from the previous year. The increase in absolute dollars was due to an increase in software maintenance revenues and the higher demand for services offered by the Company. This increase was offset by an ongoing reduction in hardware maintenance revenues, resulting from increased cancellations of maintenance contracts at the renewal dates. The Company's hardware maintenance revenues have been adversely impacted by the presence of third party companies that offer hardware maintenance at lower prices.

     Cost of Software Product Sales.   Cost of software product sales, as a
percentage of software product sales, decreased from 12% in fiscal 1993 to 9% in fiscal 1994. This decrease was primarily attributable to a significant increase in software product sales without a comparable increase in costs.

     Cost of Hardware Product Sales.   Cost of hardware product sales, as a
percentage of hardware product sales, increased from 77% in fiscal 1993 to 83% in fiscal 1994. The increase is due to the Company lowering its hardware prices without an equivalent decrease in its related costs and increasing the sales discounts given in response to pressure on hardware prices.

     Cost of Maintenance and Other.   Cost of maintenance and other increased
as a percentage of the related revenues from 55% in fiscal 1993 to 61% in fiscal 1994. Lower hardware maintenance revenues, without a comparable decrease in costs associated with providing these services, contributed to the increase. The service margin was also negatively impacted by start-up costs associated with expanding the Company's customized consulting services to include comprehensive system integration and design services.

     Bad Debt Expense.   Bad debt expense as a percentage of total revenues
decreased slightly from fiscal 1993 to fiscal 1994.

     Research and Development.   Research and development costs increased 21%
during fiscal 1994 over the prior year. Increased costs are primarily a result of increased personnel costs and the addition of costs associated with the Advance research and development function. The Company believes that continued investments in research and development are important to its future growth and competitive position in the marketplace. The increase in costs was partially offset by a higher level of capitalized software costs during fiscal 1994. The Company capitalized approximately $2,700,000 or 13% of total research and development costs during fiscal 1994 as compared to approximately $1,900,000 or 11% in fiscal 1993. The Company amortized $2,300,000 and $1,700,000 of capitalized software costs in fiscal 1994 and fiscal 1993, respectively.

     Selling, Marketing and Administrative.   Selling, marketing and
administrative expenses increased approximately $3,400,000 from the fiscal 1993 amount; however, as a percentage of revenue, these amounts decreased from 37% in fiscal 1993 to 32% in fiscal 1994. The increase in absolute cost over fiscal 1993 is primarily attributable to increased selling expenses which related to opening new sales offices in Europe and Asia. Marketing expenses increased from the prior fiscal year as a result of increased advertising and literature costs. These increases were offset by the decreased rent expense experienced as a result of the Houston facility purchase.

     Merger Costs.   As a percentage of fiscal 1994 revenues, merger costs
approximated 9%. These costs consisted of a compensation charge related to the common shares issued to Advance's Phantom Stock Plan participants and professional and other fees related to the completion of the acquisition.

     Other Income, Net.   Other income, net increased approximately $1,800,000
from fiscal 1993 to fiscal 1994. This increase was primarily attributable to increased interest income associated with the proceeds of the October 1993 public stock offering. The $900,000 decrease in the foreign exchange loss, which was positively impacted by the protective hedge program implemented in the second half of fiscal 1993, was offset by the increased interest expense related to debt incurred in connection with the Houston facility purchase.

     Taxes.   During fiscal 1994, the effective tax rate was lower than the statutory rate and higher than the prior year's rate. The effective rate increased primarily due to the effect of nondeductible merger costs and unrecognized deferred tax benefits of Advance. The effective rate was less than the statutory rate due primarily to the application of pooling-of-interests accounting to the acquisitions of Subchapter S Corporations (Advance and GeoGraphix). Accordingly, because Advance and GeoGraphix were previously S Corporations, the results of their operations for periods prior to the mergers have been included in income before income taxes, but the related income tax expense has been excluded because it was the responsibility of the Advance and GeoGraphix stockholders.

     In connection with the adoption of Statement of Financial Accounting Standards No. 109 the Company established a valuation allowance for deferred tax assets which approximated $3,500,000 at June 30, 1994. The majority of the year- end allowance relates to certain deferred assets associated with the Advance acquisition. Realization of these assets is uncertain due to the unpredictability of Advance's future taxable income. Full recognition of the total benefit is dependent upon, among other things, Advance's and the Company's ability to maintain the present level of earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong during fiscal 1995. As of June 30, 1995 cash and cash equivalents generated internally exceeded cash required to support the Company's operations, however, the cash and cash equivalents decreased approximately $10,600,000 from June 30, 1994 due primarily to the payments for purchased businesses and other non-recurring acquisition related expenses.

     Net trade receivables increased approximately $10,300,000 from fiscal 1994 to fiscal 1995, due primarily to higher revenues, offset in part by increased collections. Increased revenues recognized in the fourth quarter of fiscal 1995 as compared to the comparable quarter of the prior year contributed to an increase in days sales outstanding at June 30, 1995 to 111 days from 106 days at June 30, 1994. Management continues to focus efforts on improving collections and maintaining days sales outstanding within this range.

     Goodwill increased approximately $11,800,000 from the balance at June 30, 1994. This amount relates to the MGA and DRD acquisitions and represents the cost in excess of fair value of the net assets acquired. The goodwill recorded will be amortized on a straight-line basis over a period of eight years. Goodwill is expected to increase and cash to decrease by approximately $6,900,000 over the next three years with deferred payouts to be made to former owners of an acquired company related to an earn-out provision in the purchase agreement.

     The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and equity financing. The Company believes funds generated from operations will be sufficient to meet liquidity requirements for the foreseeable future.

     Management continues to evaluate opportunities to acquire products, technologies or businesses complementary to the Company's businesses. These acquisition opportunities may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing. As of June 30, 1995, the Company has $21,000,000 available under a line of credit facility. Expenses associated with these potential acquisitions may have an adverse impact on the Company's results of operations in the period the transactions are consummated.

     Subsequent to June 30, 1995, the Company announced a restructuring plan to realign its resources to achieve its strategic goals of offering integrated solutions as well as point products. The plan includes reducing staff and consolidating certain facilities. The before tax-effect will be a one-time charge of approximately $3,100,000 in the first quarter of fiscal 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         Financial Statements:                                                                        Page
                                                                                                      ----
         Report of Independent Accountants                                                            23
         Report of Independent Accountants                                                            24
         Report of Independent Public Accountants                                                     25
         Report of Independent Auditors                                                               26
         Report of Independent Certified Public Accountants                                           27
         Consolidated Statements of Income for the three years ended June 30, 1995                    28
         Consolidated Balance Sheets as of June 30, 1995 and 1994                                     29
         Consolidated Statements of Changes in Stockholders' Equity for the three
              years ended June 30, 1995                                                               30
         Consolidated Statements of Cash Flows for the three years ended
              June 30, 1995                                                                           31
         Notes to Consolidated Financial Statements                                                   32

         Financial Statement Schedules:
         Schedule VIII - Valuation and Qualifying Accounts for the three years ended
              June 30, 1995                                                                           51



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Landmark Graphics Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 8, insofar as they relate to the years ended June 30, 1995 and 1994, present fairly, in all material respects, the financial position of Landmark Graphics Corporation and its subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2, the Company consummated two acquisitions during the year ended June 30, 1995 which were accounted for as poolings of interests. We did not audit the financial statements of GeoGraphix, Inc. which statements reflect total assets of $3,257,346 and $2,799,254 at December 31, 1994 and 1993, respectively, and total revenues of $6,408,292, $4,859,783 and $3,732,974 for the years ended December 31, 1994, 1993, and 1992, respectively. Those statements were audited by other independent public accountants whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for GeoGraphix, Inc., is based solely on the report of the other independent public accountants. The financial statements for the year ended June 30, 1993 have been restated to reflect these two poolings of interests. We have audited the adjustments that were applied to restate the 1993 financial statements. In our opinion, such adjustments are appropriate and have been properly applied to the 1993 financial statements.


/s/  PRICE WATERHOUSE LLP

Houston, Texas
July 26, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of Stratamodel, Inc.

In our opinion, the consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of Stratamodel, Inc. and its subsidiary at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/  PRICE WATERHOUSE LLP


Houston, Texas
August 29, 1994

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of GeoGraphix, Inc.


We have audited the accompanying balance sheets (not presented separately herein) of GEOGRAPHIX, INC. (a Colorado corporation), as of December 31, 1994 and 1993, and the related statements of income, stockholders' equity and cash flows (not presented separately herein) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GeoGraphix, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/  ARTHUR ANDERSEN LLP

Denver, Colorado,
April 7, 1995

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Landmark Graphics Corporation

We have audited the consolidated balance sheet of Landmark Graphics Corporation and subsidiaries as of June 30, 1993, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended June 30, 1993 prior to their restatement for poolings subsequent to 1993 (not presented separately herein). Our audit also included the financial statements schedules listed in the Index at Item 8 prior to their restatement (not presented separately herein). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landmark Graphics Corporation at June 30, 1993, and the consolidated results of its operations and its cash flows for the year ended June 30, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/  ERNST & YOUNG LLP

Houston, Texas
July 28, 1993
except for Note 21, as to which the date is May 17, 1994

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders
Advance Geophysical Corporation
Englewood, Colorado

We have audited the balance sheet of Advance Geophysical Corporation as of September 30, 1992 and the related statements of income, stockholders' equity and cash flows for the year ended September 30, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our previous report, dated December 16, 1992, we expressed an opinion that the balance sheet as of September 30, 1992 did not fairly present financial position, results of operations and cash flows in conformity with generally accepted accounting principles because the Company had not recorded the deferred compensation related to Phantom Stock Plan for financial reporting purposes. As described in Note 3, the Company has restated its balance sheet as of September 30, 1992 and the statement of income, stockholders' equity and cash flows for the year ended September 30, 1992 to conform with generally accepted accounting principles. Accordingly, our present opinion on these financial statements, as presented herein, is different from that expressed in our previous report.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Advance Geophysical Corporation as of September 30, 1992 and the results of its operations and its cash flows for the year ended September 30, 1992 in conformity with generally accepted accounting principles.


/s/  Levine, Hughes & Mithuen, Inc.
Englewood, Colorado
December 15, 1992, except for Note 3
as to which the date is January 7, 1994

                         LANDMARK GRAPHICS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME



                                                                                 Years Ended June 30,
                                                                  -----------------------------------------------
 (in thousands, except per share data)                                   1995            1994           1993
- -----------------------------------------------------------------------------------------------------------------
                                                                                       (Restated)      (Restated)
 Revenues:
    Software product sales                                            $   83,735      $   70,329      $  53,212
    Hardware product sales                                                31,845          31,833         26,674
    Maintenance and other                                                 55,626          41,089         33,089
- -----------------------------------------------------------------------------------------------------------------
     Total revenues                                                      171,206         143,251        112,975
- -----------------------------------------------------------------------------------------------------------------
 Cost of revenues:
    Cost of software product sales                                         9,939           6,387          6,237
    Cost of hardware product sales                                        26,373          26,424         20,576
    Cost of maintenance and other                                         30,943          24,978         18,068
    Bad debt expense                                                       1,612           1,536          1,687
- -----------------------------------------------------------------------------------------------------------------
     Total cost of revenues                                               68,867          59,325         46,568
- -----------------------------------------------------------------------------------------------------------------
       Gross profit                                                      102,339          83,926         66,407
- -----------------------------------------------------------------------------------------------------------------
 Operating expenses:
    Research and development                                              19,887          18,360         15,198
    Selling, marketing and administrative                                 58,848          45,364         41,996
    Acquired research and development costs                                3,700            -              -
    Merger costs                                                           2,692          13,567           -
    Restructuring charges and non-recurring costs                          1,809            -              -
- -----------------------------------------------------------------------------------------------------------------
       Total operating expenses                                           86,936          77,291         57,194
- -----------------------------------------------------------------------------------------------------------------
 Income from operations                                                   15,403           6,635          9,213
 Interest income                                                           4,182           2,696          1,011
 Interest expense                                                         (1,054)           (882)          (167)
 Foreign exchange loss                                                      (229)           (189)        (1,092)
 Other income, net                                                           399             254            285
- -----------------------------------------------------------------------------------------------------------------
 Income before income taxes                                               18,701           8,514          9,250
 Provision for income taxes
    Current                                                                4,927           3,777          1,530
    Deferred                                                                 269          (1,110)           595
- -----------------------------------------------------------------------------------------------------------------
 Net income                                                           $   13,505      $    5,847      $   7,125
=================================================================================================================
 Net income per common and common
    equivalent shares                                                 $     0.77      $     0.36      $    0.51
=================================================================================================================
 Weighted average common and common
    equivalent shares outstanding                                         17,464          16,371         13,927


 Pro forma information (unaudited):
 Net income as reported                                               $   13,505      $    5,847      $   7,125
 Pro forma charge in lieu of income taxes                                   -              1,256            554
- -----------------------------------------------------------------------------------------------------------------
 Pro forma net income                                                 $   13,505      $    4,591      $   6,571
=================================================================================================================

 Pro forma income per share                                           $     0.77      $     0.28      $    0.47
=================================================================================================================

The accompanying notes are an integral part of these financial statements.

                        LANDMARK GRAPHICS CORPORATION
                         CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                                     Years Ended June 30,
                                                                                ----------------------------
 (in thousands, except par value data)                                                1995         1994
- ------------------------------------------------------------------------------------------------------------
                                                                                                (Restated)
 Current assets:
    Cash, including cash equivalents of $60,570 and $72,173
     in 1995 and 1994, respectively                                                $    64,099  $   74,695
    Receivables:
   Trade accounts, less allowance for doubtful accounts of
     $1,461 and $1,706 in 1995 and 1994, respectively                                   51,984      41,722
 Current income tax receivable                                                           1,003       1,003
 Accrued revenue and other receivables                                                   7,838       7,206
 Inventory                                                                               4,340       3,444
 Prepaid expenses                                                                        3,004       3,635
 Deferred income taxes                                                                   3,847       5,094
- ------------------------------------------------------------------------------------------------------------
     Total current assets                                                              136,115     136,799


 Investments                                                                               857         851
 Property and equipment, net                                                            47,503      40,936
 Software development costs, net of accumulated amortization
    of $11,000 and $7,528 in 1995 and 1994, respectively                                 7,932       5,864
 Goodwill                                                                               11,949         129
 Other assets, net                                                                       6,795       4,574
- ------------------------------------------------------------------------------------------------------------
                                                                                   $   211,151  $  189,153
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

- ------------------------------------------------------------------------------------------------------------
 Current liabilities:
    Accounts payable                                                               $     9,488  $    7,943
    Accrued liabilities                                                                 10,823       8,319
    Deferred maintenance fees                                                           14,597      11,097
    Income taxes payable                                                                 2,683       1,689
    Current maturities of long-term debt                                                 1,007       1,150
- ------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                              38,598      30,198
 Deferred income taxes                                                                   2,590       4,351
 Long-term debt                                                                         11,000      12,000
 Other long-term liabilities                                                                65           -
- ------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                 52,253      46,549

 Commitments and contingencies

 Stockholders' equity:
 Preferred stock, $1.00 par value; 3,600 shares authorized, none issued or
 outstanding in 1995 or 1994                                                                 -           -
 Common stock, $0.05 par value; 21,400 shares authorized, 17,086 shares issued
 and outstanding in 1995 and 16,923 shares issued and outstanding in 1994                  854         846
    Paid-in capital                                                                    122,407     118,801
    Retained earnings                                                                   35,637      22,957
- ------------------------------------------------------------------------------------------------------------
 Total stockholders' equity                                                            158,898     142,604
- ------------------------------------------------------------------------------------------------------------
                                                                                   $   211,151  $  189,153
============================================================================================================

The accompanying notes are an integral part of these financial statements.

                        LANDMARK GRAPHICS CORPORATION
                          CONSOLIDATED STATEMENTS OF
                       CHANGES IN STOCKHOLDERS' EQUITY


                                                                Years Ended June 30, 1995, 1994 and 1993
                                                        -----------------------------------------------------------
                                                            Common Stock                                Total
                                                        ----------------------  Paid-in    Retained  Stockholders'
 (in  thousands)                                          Shares     Amount     Capital    Earnings     Equity
- -------------------------------------------------------------------------------------------------------------------
 Balances at June 30, 1992, as restated                    13,681        $684   $ 56,008    $16,838      $ 73,530
    Exercise of options for common stock                      122           6      1,369          -         1,375
    Common stock issued in connection with the
      acquisition of certain assets of
      Oklahoma Seismic, net of expenses of $73                 23           1        376          -           377
    Distributions to S Corporation stockholders                 -           -          -     (1,655)       (1,655)
    Net income                                                  -           -          -      7,125         7,125
- -------------------------------------------------------------------------------------------------------------------
 Balances at June 30, 1993, as restated                    13,826         691     57,753     22,308        80,752
    Exercise of options for common stock                      307          16      3,922          -         3,938

    Tax benefit associated with exercised options               -           -      1,062          -         1,062
    Common stock issued in connection with the
       purchase of the Houston facility,
       net of expenses of $60                                  80           4      1,446          -         1,450
    Common stock issued, net of offering costs
       of $3,141                                            2,305         115     45,143          -        45,258
    Common stock issued in exchange for performance
       units of an acquired company, net of
       expenses of $79                                        405          20      8,572          -         8,592
    Distributions to S Corporation stockholders                 -           -          -     (3,902)       (3,902)
    Contribution of undistributed S Corporation
       earnings                                                 -           -        903       (903)            -
    Adjustment to reduce acquired company's net income
       to a  nine month amount                                  -           -          -       (393)         (393)
 Net income                                                     -           -          -      5,847         5,847
- -------------------------------------------------------------------------------------------------------------------
 Balances at June 30, 1994, as restated                    16,923         846    118,801     22,957       142,604
    Exercise of options for common stock                      160           8      1,930          -         1,938
    Issuance of restricted stock                                3           -         45          -            45
    Tax benefit associated with exercised options               -           -      1,631          -         1,631
    Distributions to stockholders by pooled entity              -           -          -       (825)         (825)
 Net income                                                     -           -          -     13,505        13,505
- -------------------------------------------------------------------------------------------------------------------
 Balances at June 30, 1995                                 17,086        $854   $122,407    $35,637      $158,898
===================================================================================================================

The accompanying notes are an integral part of these financial statements.

                         LANDMARK GRAPHICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED JUNE 30,
                                                                       ----------------------------------------
 (in thousands)                                                              1995        1994         1993
- ---------------------------------------------------------------------------------------------------------------
                                                                                      (Restated)   (Restated)
 Cash flows from:
    Operating activities:
     Net income                                                          $    13,505   $    5,847   $   7,125
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                              8,683        7,373       7,066
     Acquired research and development costs                                   3,700            -           -
     Adjustment to reduce acquired company's net income
       included above to a nine month amount                                       -         (393)          -
     Amortization of goodwill and intangible assets                            1,396          136         122
     Amortization of capitalized software development costs                    3,472        2,284       1,708
     Compensation related to performance units of acquired company                 -        6,608       1,171
     Provision for doubtful accounts                                           1,612        1,536       1,687
     Deferred income taxes                                                       269       (1,110)        595
     Other                                                                     1,090        1,689       2,182
    Changes in assets and liabilities, net of the effects of
       purchased businesses:
     Receivables                                                             (10,440)      (7,630)     (3,270)
     Inventory                                                                (1,583)        (114)       (876)
     Prepaid expenses                                                            784         (841)        267
     Other assets                                                             (2,353)         (99)       (474)
     Accounts payable and accrued liabilities                                  3,192        2,739      (2,171)
     Deferred maintenance fees                                                 2,154        5,121         268
     Deferred income taxes/income taxes payable                                1,977        1,359         900
- ---------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                              27,458       24,505      16,300
    Investing activities:
     Capital expenditures                                                    (14,992)     (25,886)     (8,861)
     Payments for purchased businesses acquired net of cash acquired         (18,928)           -        (546)
     Capitalized software development costs                                   (3,705)      (2,745)     (1,915)
     Investment in equity securities                                              (6)         400        (240)
     Proceeds from sale of property and equipment                                160          229           -
- ---------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                 (37,471)     (28,002)    (11,562)
    Financing activities:
     Additions to debt                                                             -       14,150          27
     Reductions of debt                                                       (1,695)      (2,144)       (350)
     Proceeds from exercise of stock options                                   1,937        3,937       1,039
     Proceeds from sale of common stock, net of offering costs                     -       45,258           -
     Issuance costs related to stock-based financing activities                    -         (139)          -
     Distributions to pooled entities' stockholders                             (825)      (3,902)     (1,655)
- ---------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                      (583)      57,160        (939)
    Net increase (decrease) in cash and cash equivalents                     (10,596)      53,663       3,799
    Cash and cash equivalents at beginning of year, as restated               74,695       21,032      17,233
- ---------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of year                             $    64,099   $   74,695   $  21,032
===============================================================================================================

The accompanying notes are an integral part of these financial statements.

                         LANDMARK GRAPHICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  1  Basis of Presentation

Landmark Graphics Corporation (the "Company") is engaged in the development, marketing and support of interactive computer-aided exploration and reservoir management software and systems. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. The consolidated financial statements for the years ended June 30, 1994 and 1993 have been restated to give effect to acquisitions which have been accounted for as poolings of interests (See Note 2). All significant inter-company balances and transactions have been eliminated.

Accrued Revenue and Other Receivables     Accrued revenue and other receivables
consist of the current portion of lease contracts receivable, notes receivable and other miscellaneous receivables.

Inventory     Inventory, which is stated at the lower of cost, as determined by the weighted average method, or market, is comprised of (in thousands):

                                  June 30,
                       ----------------------------
                           1995             1994
- ---------------------------------------------------
                                         (Restated)
- ---------------------------------------------------
 Component parts         $  3,547       $  1,958
 Field service parts           52            775
 Finished goods                 -            180
 Lease units                  741            509
 Work in Progress               -             22
- ---------------------------------------------------
                         $  4,340       $  3,444
===================================================

Lease units represent systems at customer sites on either an evaluation basis or as long-term operating leases. Lease units under long-term operating leases are amortized over the lesser of the term of the lease or 12 months. The lease units reflected above are net of depreciation of $315,000 and $165,000 as of June 30, 1995 and 1994, respectively.

Property and Equipment     Property and equipment are stated at cost.  The cost
of repairs and maintenance is charged to operations as incurred. Depreciation expense for financial statement purposes is computed using the straight-line method over three to seven years for computer equipment and purchased software, five years for furniture, fixtures and equipment, the lesser of the lease term or five years for leasehold improvements and twenty-five to forty years for buildings.

Software Development Costs     Costs of developing software for sale are
charged to expense when incurred as research and development until technological feasibility has been established for the product. Thereafter, software development costs are capitalized until the software is ready for general release to customers. Once the software is ready for general release, amortization of the software development costs begins. Amortization is calculated as the greater of the amount computed by applying the ratio of revenues generated during the current year to currently anticipated gross revenues over the remainder of the product life to the amount capitalized, or by applying the straight-line method over the currently estimated remaining product life. Capitalized software development costs are generally not amortized over periods which exceed three years.

     Costs of purchasing software for internal use are capitalized and included in property and equipment in the accompanying financial statements.

Goodwill    Goodwill represents the cost in excess of fair value of the net assets of companies acquired in transactions treated as purchases. These amounts are being amortized on a straight-line basis over eight years.

Other Assets     Other assets includes the long-term portion of lease payments related to sales-type leases, notes receivable and other intangible assets.
The long-term portion of lease payments relates to sales-type leases with lease terms of one to three years. Other intangible assets consist primarily of patents and organizational costs and are being amortized on a straight-line basis for a period of three to five years.

Revenue Recognition     Revenues from the sale of hardware products and
software licenses are recognized at the time of shipment unless significant future obligations remain. In these instances, revenue is not recognized until obligations have been satisfied or are no longer significant. Maintenance and other revenues are comprised of postcontract customer support agreements, training and consulting services. Post-contract customer support agreements are recorded as deferred maintenance fees and recognized as revenue ratably over the contract period. Training and consulting service revenues are recognized as the services are performed.

Foreign Currencies     The accounts of the Company's foreign subsidiaries,
whose functional currency is the U.S. dollar, are translated into U.S. dollars on a monthly basis and the resulting gain or loss is included in the results of operations. To mitigate the effect of fluctuations in exchange rates, the Company utilizes a protective hedge program which is designed to hedge certain identifiable assets and obligations, primarily accounts receivable.

Income Taxes    Deferred taxes are recognized using the liability method.  This method gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. This method gives immediate effect to changes in income tax laws upon enactment.

Pro Forma Charge in Lieu of Income Taxes     Prior to its acquisition by the
Company, Advance Geophysical Corporation ("Advance") had elected S Corporation status for U.S. federal income tax purposes. Prior to October, 1993, GeoGraphix, Inc. ("GeoGraphix") had elected S Corporation status for U.S. federal income tax purposes. The tax liability associated with their income during these time periods was the responsibility of their stockholders. To reflect the earnings of these entities on an after-tax basis, an unaudited pro forma charge in lieu of income taxes has been included in the accompanying Consolidated Statements of Income for the periods preceding the termination of S Corporation status. This provision was computed as if Advance and GeoGraphix were C Corporations and responsible for their federal and state income taxes.

Concentration of Credit Risk     The Company invests its excess cash primarily
in high quality short-term liquid money market instruments. The Company's policy is to invest in instruments with an investment-grade or higher credit rating. The investments generally mature within ninety days and therefore are subject to little risk. The Company has not incurred losses related to these investments.

Trade receivables, which result from sales in numerous countries, also subject the Company to concentrations of credit risk. The Company's policy is to evaluate, prior to shipment, each customer's financial condition to determine the credit terms to be extended. The Company extends credit to various companies in the oil and gas industry. This concentration of credit risk may be affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. However, a significant portion of consolidated accounts receivable are due from large integrated oil and gas companies which management believes reduces potential credit risk.

Cash and Cash Equivalents     The Company considers all highly liquid
investments purchased with an original maturity of three months or less to be cash equivalents.

Reclassifications     Certain prior year amounts have been reclassified to
conform to current year presentation.

Note  2  Acquisitions:

Oklahoma Seismic Corporation On June 21, 1993, the Company acquired certain assets of Oklahoma Seismic Corporation ("Oklahoma Seismic") for $550,000 cash, 22,542 shares of common stock valued at $450,000 and the assumption of certain liabilities. The acquired assets consist primarily of software used in seismic and geological exploration and interpretation activities. The acquisition was accounted for using the purchase method and, accordingly, the purchase price has been allocated to the assets acquired based on estimated fair values at the date of acquisition. The acquired operations have been included in the results of operations since the date of acquisition.

Advance Geophysical Corporation On March 25, 1994, the Company acquired Advance, a Denver, Colorado based company which develops seismic processing software. In connection with the acquisition, the Company issued a total of 2,626,746 of its shares in exchange for all of the outstanding shares of common stock of Advance and all of the outstanding performance units awarded under Advance's Phantom Stock Plan. This acquisition has been accounted for as a pooling of interests, and accordingly, the financial statements for the year ended June 30, 1993 have been restated to include the accounts of Advance.

     The Company reports its financial results on a June 30 fiscal year-end basis, whereas Advance operated on a September 30 fiscal year-end basis. For the purpose of applying pooling-of-interests accounting, the 1993 financial statements have been restated by combining the Company's June 30 results with the September 30 results of Advance.

     In the year ended 1994, Advance changed its fiscal year-end from September 30 to June 30. As a result, the Consolidated Balance Sheet and Consolidated Statement of Income combine both entities' results as of and for the year ended June 30, 1994. However, the Consolidated Statement of Cash Flows combines the Company's cash flows for the year ended June 30, 1994 with the cash flows of Advance for the nine months ended June 30, 1994. The Consolidated Statements of Income for the years ended June 30, 1994 and 1993, both include the impact of Advance's three month period ended September 30, 1993 for which Advance reported revenues of $4,354,000 and net income of $393,000.

     In accordance with the pooling-of-interests method of accounting for S Corporations, all undistributed retained earnings of Advance, as of the date of the acquisition, were presented as an addition to paid-in capital of the combined companies.

     No adjustments were necessary in order to conform the accounting policies of Advance to the Company's accounting policies.

Stratamodel, Inc. On September 28, 1994, the Company acquired all of the equity interests of Stratamodel, Inc. ("Stratamodel"), a Houston, Texas-based company, in a transaction accounted for as a pooling of interests, and accordingly, the financial statements for the years ended June 30, 1994 and 1993 have been restated to include the accounts of Stratamodel.

     Stratamodel's reservoir characterization and modeling software products are designed to aid geoscientists in oil and gas exploration and production. In connection with the acquisition, the Company issued a total of 413,911 shares of its common stock, in exchange for all of the common stock, stock options and warrants of Stratamodel. In addition, the Company retired all of Stratamodel's outstanding debt of approximately $510,000 and paid certain acquisition-related expenses of Stratamodel of approximately $293,000.

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

     The Company capitalizes software development costs when an operative version of the product is ready for initial testing, whereas Stratamodel capitalized costs at points prior to initial testing. Additionally, the Company accounted for income taxes under Accounting Principles Board Opinion No. 11 until it was required to adopt Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Stratamodel had applied Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" until adopting SFAS 109. In connection with the acquisition, Stratamodel conformed its accounting policies to those of the Company. The effect of these conforming adjustments increased Stratamodel's historical net income for the year ended June 30, 1994 by approximately $35,000 and decreased net income for the year ended June 30, 1993 by approximately $346,000.

MGI Associates, Inc. On September 29, 1994, the Company purchased all the issued and outstanding capital stock of MGI Associates, Inc., ("MGA") a company based in Dallas, Texas, which develops personal computer-based economics and reservoir engineering software products designed to aid asset teams, including production and drilling engineers, in oil and gas exploration. The Company acquired MGA for consideration of approximately $13.3 million which consisted of cash of $10.5 million paid to acquire the stock, $1.2 million paid to retire certain related party debt and approximately $1.6 million of acquisition-related costs. The acquisition was accounted for using the purchase method and, accordingly, the purchase price has been allocated to the assets acquired based on estimated fair values at the date of acquisition.

    In accordance with the purchase method of accounting, the acquired operations have been included in the results of operations since the date of acquisition.

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

GeoGraphix, Inc. On June 5, 1995, the Company acquired all of the outstanding common stock of GeoGraphix, a Denver, Colorado-based company in a transaction accounted for as a pooling of interests, and accordingly the financial statements for the years ended June 30, 1994 and 1993 have been restated to include the accounts of GeoGraphix.

    GeoGraphix previously reported its financial results on a December 31 fiscal year-end basis. In connection with the acquisition, GeoGraphix changed its fiscal year-end from December 31 to June 30. As a result, the financial statements presented combine both entities' financial results for the same periods. In addition to the adjustments made to effect the change in fiscal years, certain adjustments were made in order to conform GeoGraphix method of accounting for software development costs to the Company's method.

    The Company capitalizes software development costs when an operative version of the product is ready for initial testing, whereas GeoGraphix capitalized costs at points prior to initial testing. In connection with the acquisition, GeoGraphix conformed its accounting policies to those of the Company. The provision for income taxes has been adjusted to conform the provision for income taxes to that which would have been recorded had the acquired company operated on a June 30 fiscal year end and had applied the same method of accounting for capitalized software development costs as the Company. The effect of these conforming adjustments decreased GeoGraphix' historical net income for the years ended June 30, 1995, and 1993 by approximately $237,000, and $35,000, respectively and increased historical net income by approximately $65,000 for the year ended June 30, 1994.

Note  3  Customer Leases:

The Company leases products to customers under agreements with lease terms of one to three years which qualify as sales- type leases. The current portion of the lease payments is included in Accrued revenue and other receivables, while the long-term portion is included in Other assets as follows (in thousands):

                                     June 30,
                            ------------------------
                                 1995        1994
- ----------------------------------------------------
                                          (Restated)
 Lease contracts              $  11,447   $  9,145
 receivable:
 Less current portion:           (6,363)    (5,214)
                            ------------------------
                              $   5,084   $  3,931
====================================================

     Annual future lease payments to be received under sales-type leases are $6,363,000, $3,596,000 and $1,488,000 for the years ended June 30, 1996, 1997 and 1998, respectively.

Note  4  Investments:

In September 1991, a subsidiary of the Company entered into a joint venture, D/S Memorial, Ltd., relating to the construction and lease of a 150,000 square foot building occupied by the Company. During fiscal 1994, the Company purchased all of the assets of the joint venture in exchange for 80,000 shares of common stock and $14,000,000 of cash borrowed under credit agreements (See
Note 9).

     On January 27, 1993, the Company acquired 100,000 shares of 3DX Technologies, Inc. ("3DX"), formerly Novera Energy Inc., Convertible Preferred Stock in exchange for cash, certain assets and a line of credit guarantee of $400,000. On November 9, 1993, the Company exchanged the 100,000 shares of Convertible Preferred Stock for 63,637 shares of 3DX common stock. Additionally, in connection with a 3DX equity financing transaction, the Company paid 3DX $400,000 which was then used to repay amounts borrowed by 3DX under the line of credit guaranteed by the Company. In exchange for that payment, the Company was issued 4,000 units, which consist of 4,000 shares of 3DX Redeemable Preferred Stock (Redeemable stock) and 23,376 shares of 3DX common stock. In connection with the above transaction, the line of credit guarantee between the Company and 3DX's lender was terminated.

     The Redeemable stock has a liquidation preference of $100 per share and is mandatorily redeemable in two equal installments on November 9, 2002 and 2003. Each share of the Redeemable stock is noncumulative and entitles the holder to ten votes. Dividends are payable annually on December 31 at the rate of $12.50 per share, if in cash, or 0.13276 shares of Redeemable stock per share of Redeemable stock, if in stock.

     One of the founders of 3DX, a company that obtains working interests in oil and gas properties in return for providing interpretation services, is the Company's former chairman and chief executive officer.


Note  5  Property and Equipment, Net:

Property and equipment consists of the following (in thousands):

                                          June 30,
                                ------------------------
                                      1995        1994
- --------------------------------------------------------
                                              (Restated)
 Land                              $   7,105  $   7,105
 Buildings and improvements           21,114     20,438
 Furniture, fixtures and equipment    44,480     35,068
 Computer software                     8,768      4,637
- --------------------------------------------------------
                                      81,467     67,248
 Accumulated depreciation
   and amortization                  (33,964)   (26,312)
                                  ----------------------
                                   $  47,503  $  40,936
========================================================

Note  6  Capitalized Software:

The Company capitalized software development costs of $3,700,000, $2,700,000 and $1,900,000 for the years ended June 30, 1995, 1994, 1993, respectively. In addition to the amount capitalized in fiscal 1995, the Company capitalized $600,000 in connection with the acquisition of MGA and $1,200,000 in connection with the acquisition of certain assets of DRD. In addition to the amount capitalized in fiscal 1993, the Company capitalized $1,234,000 of capitalized software development costs in connection with the Oklahoma Seismic acquisition. Amortization of capitalized software costs of $3,500,000, $2,300,000, and $1,700,000 is included in the results of operations for the years ended June 30, 1995, 1994 and 1993, respectively.


Note  7  Accrued Liabilities:

Accrued Liabilities consists of the following (in thousands):


                                          June 30,
- ----------------------------------------------------------
                                      1995        1994
- ----------------------------------------------------------
                                                (Restated)
 Accrued commissions                $   1,327   $   1,586
 Real estate, sales and other taxes     2,452       2,421
 Other                                  7,044       4,312
                                    ----------------------
                                    $  10,823   $   8,319
==========================================================

Note  8  Phantom Stock Plan:

Advance adopted a Phantom Stock Plan (the "Plan") to provide deferred compensation to certain key employees through the award of performance units. The Consolidated Statements of Income include compensation accrued and charged to operations under the Plan of $12,754,000 and $1,171,000 for the years ended June 30, 1994 and 1993, respectively. Under the provisions of the Plan, all performance units granted and all commitments to grant additional performance units became fully vested upon the acquisition of Advance. The Plan has been terminated and all performance units were exchanged for 405,483 shares of the Company's common stock.

     Under Plan provisions, participants were also entitled to receive an annual bonus based on adjusted net income, as defined, payable at the discretion of the Board of Directors. The Consolidated Statements of Income include bonuses accrued and charged to operations under the Plan of $1,343,000 and $902,000 for the years ended June 30, 1994 and 1993, respectively. All bonuses have been paid as of June 30, 1995.

Note  9  Long Term Debt:

Long term debt consists of the following (dollars in thousands):

                                      June 30,
                              -----------------------
                                 1995         1994
- -----------------------------------------------------
                                          (Restated)
 Term loan, interest
 payable monthly at a base
 rate or Eurodollar market
 base rate, as defined
 (7.38% at June 30, 1995),
 principal due in quarterly
 installments of $250
 through September 30,
 1998, remainder due
 October 1998                    $8,000       $9,000


 Revolving credit facility,
 expiring October 1999,
 interest payable monthly
 at a base rate or
 Eurodollar market base
 rate, as defined (6.88% at
 June 30, 1995), principal
 due in forty-eight equal
 monthly installments
 beginning October 31, 1996       4,000        4,000

 Other                                7          150
- -----------------------------------------------------

                                 12,007       13,150
 Less current maturities         (1,007)      (1,150)
- -----------------------------------------------------
                                $11,000      $12,000
=====================================================

     Principal payments of long term debt in each of the next five fiscal years are as follows (in thousands):

    1997                            $      1,750
    1998                                   2,000
    1999                                   6,000
    2000                                   1,000
    Thereafter                               250
- --------------------------------------------------
                                    $     11,000
==================================================


     On July 1, 1993, the Company entered into two credit agreements consisting of a $10,000,000 five year-term loan and a $10,000,000 revolving credit facility. The term loan and $4,000,000 of the revolving credit facility were drawn in connection with the purchase of the Houston facility (See Note 4).
The agreement was amended on November 30, 1993 to increase the revolving line of credit facility from $10,000,000 to $25,000,000. The obligations are collateralized by land and the Company's building.

     The credit agreements provide for the Company to elect interest at either a base rate stated by Lender or a Eurodollar rate, as defined. Interest on the term loan accrues through October 31, 1995 at the base rate or LIBOR plus 1.5%. Interest on the revolving credit facility accrues through October 31, 1995 at the base rate or LIBOR plus 1.0%. Commencing in November 1995 interest will accrue at LIBOR plus 1.0%. The Company may lock in LIBOR rates for both the term and revolving loans for up to 360 days.

     Installment payments under the revolving credit agreement are scheduled to begin in October 1996. The terms of the agreement allow the Company to request an extension of the date installments commence by one year increments. Additionally, the revolving credit agreement, as amended, requires the payment of a quarterly commitment fee at 1/4% per annum of the average initialized portion of the facility.

     Both agreements require maintenance of certain financial covenants, including a cash flow coverage ratio, a minimum net worth test and a maximum ratio of total liabilities to tangible net worth. As of June 30, 1995, management believes the Company is in compliance with all covenants in the credit agreements.

     At June 30, 1995, the Company had outstanding letters of credit of approximately $969,000 under a $5,000,000 line of credit.

Note  10  Commitments and Contingencies:

Leases     The Company has entered into operating leases for certain of its facilities and equipment. Future minimum lease commitments under non-cancelable operating leases with initial or remaining terms of one year or more at June 30, 1995 are payable as follows (in thousands):

Years ending
   June 30,
- --------------------------------------------
 1996                             $   4,113
 1997                                 3,353
 1998                                 2,640
 1999                                 2,292
 2000                                 1,862
 Thereafter                          18,936
- --------------------------------------------
                                  $  33,196
============================================


Rental expense for fiscal 1995, 1994 and 1993 was approximately $3,412,000, $2,953,000 and $4,025,000, respectively. Of the $4,025,000 paid in fiscal 1993, $1,416,000 was paid to D/S Memorial Ltd. (See Note 4).

Incentive Bonus Plans     The Company has a performance bonus plan for all
employees of the Company not included in other incentive compensation plans. Payments pursuant to the performance bonus plan are based on a percentage of each participant's base salary if certain business unit performance criteria are achieved. For the year ended June 30, 1995, $342,000 was accrued and paid to eligible employees under the plan. Although the 1994 performance criteria was not achieved, the Board of Directors approved a discretionary bonus of $359,000 which is included in the results of operations. No amounts were accrued or paid under the plan in fiscal 1993.

Employment Agreements     In connection with acquisitions, the Company has
entered into employment, non-competition and retention agreements (for three to five years) with certain officers and key employees. The total remaining amount of future charges to income, if all such commitments are fulfilled by all parties, approximated $3,516,000 at June 30, 1995.

Litigation     The Company is involved in certain claims and litigation arising in the course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Earn-out payments     Under the terms of the MGA acquisition agreement, the
Company is obligated to make earn-out payments over a period of four years with a net present value (as of July 1, 1995) of approximately $6.0 million.

         Additionally, in connection with the MGA transaction, the Company acquired an option to purchase the equity interests of a related party in exchange for a line of credit guarantee of $5.0 million. The option is exercisable no later than October 31, 1997 at an exercise price which is based upon the related party's financial results. In no event will the net present value of the option price be less than $8.0 million.

Note  11  Preferred Stock:

The Board of Directors has the authority to issue shares of preferred stock in one or more series and to fix the rights, qualifications, preferences, privileges, limitations or restrictions of each such series.

Note  12  Public Offering:

On October 13, 1993, the Company completed an underwritten public offering of 2,000,000 shares of common stock at a price to the public of $21.00 per share. In conjunction with the offering, the underwriters fully exercised an over-allotment option of 304,749 shares. Proceeds to the Company after deducting underwriting discounts, commissions and offering costs were approximately $45,258,000. Such proceeds have been and may continue to be used for general corporate purposes, including acquisitions and working capital.

Note  13  Stock Option Plans:

The Company has several stock option plans whereby options to purchase shares of common stock have been or can be granted to directors, officers, consultants and employees. Grant prices are, in most instances, equal to the fair market value at the date of grant; however, under the provisions of the plan, the Company has the option to set grant prices at a defined percentage below fair market value. Matters such as vesting periods and expiration of options are determined on a plan by plan, or grant by grant basis.

     The following is a summary of stock option activity for the years ended June 30, 1995, 1994 and 1993:

                             Shares
                             Under
                             Option      Price Range
                         -------------------------------
 Outstanding at
    June 30, 1992            2,395,926   $   .60-23.75
    Options granted          1,155,556     10.00-20.38
    Options canceled        (1,299,935)     4.88-23.75
    Options exercised         (122,553)      .60-17.00
- -----------------------------------------
 Outstanding at
    June 30, 1993            2,128,994       .60-23.75
    Options granted            475,315     18.00-34.13
    Options canceled          (197,623)    10.25-28.13
    Options exercised         (307,354)      .60-23.75
- -----------------------------------------
 Outstanding at
    June 30, 1994            2,099,332       .60-34.13
    Options granted            981,665     17.00-32.25
    Options canceled          (138,257)    10.00-32.25
    Options exercised         (160,185)      .60-21.50
- -----------------------------------------
 Outstanding at June
    30, 1995                 2,782,555   $  3.33-34.13
=========================================


     Of the options outstanding at June 30, 1995, 1,014,215 options were exercisable. At June 30, 1995 and 1994, there were 1,504,648 and 1,454,360 shares, respectively, reserved for future grants under existing plans. During fiscal 1993, as an incentive program for employees, the Board of Directors approved a plan to offer employees who are not officers or directors the alternative of exchanging existing options for new options. As a result of this plan 681,511 options at prices ranging from $14.00 to $23.75 were canceled and new options at an exercise price of $12.75 were granted and began the required vesting period.

Note  14  Profit Sharing Plan:

The Company established The Landmark Savings Plan (the "Plan") for the benefit of all eligible employees. The Plan is qualified under sections 401(a) and 401(k) of the Internal Revenue Code of 1986 and is subject to the provisions of the Employee Retirement Income Security Act of 1974.

     Employees may voluntarily contribute up to 16% of Compensation, as defined, to the Plan. The participants' contributions are matched by the Company at a rate of 50% of the first 8%, up to IRS limitations. For the years ended June 30, 1995, 1994 and 1993, contributions by the Company were $931,000, $623,000 and $554,000, respectively.

     During fiscal 1995, 1994 and 1993, the Plan purchased 46,733, 5,394 and 22,000 shares, respectively, of the Company's common stock. At June 30, 1995, 1994 and 1993, the Plan owned 57,791, 36,933 and 49,529 shares respectively, of the Company's common stock. Certain of the Company's subsidiaries sponsor various defined contribution plans. These plans are immaterial.

Note  15  Income Per Common and Common Equivalent Share:

Income per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents include the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method.

         For purposes of the income per share computation, the shares issued in exchange for the equity interests of pooled entities have been treated as if they had been been issued and outstanding for all periods presented.

         The following is a reconciliation of the weighted average number of shares outstanding with the number of shares used in the computations of income per common and common equivalent share (in thousands):

                                        June 30,
                           ------------------------------------
                              1995        1994         1993
- ---------------------------------------------------------------
                                       (Restated)   (Restated)
 Weighted average
   number of shares
   outstanding               17,001       15,774       13,706
 Share equivalents              463          597          221
- ---------------------------------------------------------------
 Shares used in
   computing
   income per share          17,464       16,371       13,927
===============================================================

Note  16  Acquired Research and Development Costs:

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

Note  17  Merger Costs:

For the year ended June 30, 1994, nonrecurring costs included in the Consolidated Statement of Income consist of a compensation charge related to the common shares issued to Phantom Stock Plan participants and professional and other fees and expenses related to the completion of the merger with Advance. In connection with the acquisition, common stock was issued to Advance's Phantom Stock performance unit holders in exchange for all of their outstanding performance units. The fair value of the Company's stock was used to measure the compensation costs relating to this Plan, which resulted in the recognition of a nonrecurring charge of $11,126,000. Additionally, investment banking, accounting and legal costs related to the merger of approximately $2,441,000 were incurred and are included in merger costs.

     For the year ended June 30, 1995, merger costs included in the Consolidated Statement of Income consist primarily of accounting, legal and investment banking costs related to the completion of the Stratamodel and GeoGraphix acquisitions.

Note  18  Restructuring Charges and Non-Recurring Costs:

In connection with the Stratamodel acquisition, the Company adopted a restructuring plan designed to eliminate redundancies and consolidate operations. Under the plan, the Company recorded approximately $1.2 million in restructuring charges in fiscal 1995 consisting of severance costs for terminated employees and lease costs associated with duplicate facilities. Additionally, non-recurring costs of approximately $600,000 were incurred in connection with the acquisition including relocation and other acquisition-related costs.

Note  19  Income Taxes:

The provision for income tax differs from the amounts computed based upon the federal statutory rates for the reasons shown below:

                                  Years ended June 30,
                             ------------------------------
                               1995       1994      1993
- -----------------------------------------------------------
                                       (Restated) (Restated)
 Statutory federal income
    tax rate                     35%       35%       34%
 Amortization of goodwill         2         1         1
 Nondeductible
    merger costs                  4         8         -
 Taxes related to
    foreign income               (1)        -         3
 Foreign Sales
    Corporation benefit          (5)       (1)       (3)
 Abandonment of goodwill          -         -        (3)
 Deferred benefits not
    recognized                   (9)        3        (5)
 (recognized)
 S corporation earnings           -       (14)       (2)
 Tax-exempt income               (1)       (3)        -
 State taxes                      2         1         -
 Other                            1         2        (2)
- -----------------------------------------------------------
                                 28%       32%       23%
===========================================================

     Income before income taxes was taxed under the following jurisdictions (in thousands):

                                  Years ended June 30,
                        -------------------------------------
                             1995         1994        1993
- -------------------------------------------------------------
                                       (Restated)  (Restated)
 Domestic                 $   20,567   $   7,894   $  8,553
 Foreign                      (1,866)        620        697
- -------------------------------------------------------------
                          $   18,701   $   8,514   $  9,250
=============================================================


     Certain overseas operations are branches of Landmark Graphics and subsidiaries and are therefore subject to United States as well as foreign income tax. The above analysis of pretax income and the following analysis of the income tax provision (benefit) are therefore not directly related. Also, the foreign taxes withheld on export sales are included in the foreign amount of the current provision shown below.

     Provision for income taxes included in the Consolidated Statements of Income are as follows (in thousands):

                                   Years ended June 30,
                            ----------------------------------
                               1995        1994        1993
- --------------------------------------------------------------
                                       (Restated)   (Restated)
 Current:
    Federal                  $  3,244  $   1,508    $     295
    State                         256         87            -
    Foreign                     1,427      2,182        1,235
- --------------------------------------------------------------
     Total current           $  4,927  $   3,777    $   1,530
- --------------------------------------------------------------
 Deferred:
    Federal                       (43)      (968)         570
    Foreign                       312       (142)          25
- --------------------------------------------------------------
     Total deferred               269     (1,110)         595
- --------------------------------------------------------------
 Provision for income
 taxes                       $  5,196  $   2,667     $  2,125
==============================================================

     Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                 Year ended
                                                   June 30,
                                                ------------
                                                    1995
- ------------------------------------------------------------
 Loss and credit carryovers                      $   4,248
 Warranty, bad debt and
    inventory reserves                                 695
 Cash-to-accrual adjustment                            466
 Vacation reserve                                      308
 Other                                                 370
- ------------------------------------------------------------
    Total - current                              $   6,087
- ------------------------------------------------------------
 Capitalized R&D costs                              (1,855)
 Intangible amortization                             1,293
 Foreign subsidiary earnings                        (1,104)
 Foreign depreciation                                 (222)
 Prepaid royalties                                    (183)
 Depreciation                                         (177)
 Other                                                (342)
- ------------------------------------------------------------
    Total - noncurrent                           $  (2,590)
- ------------------------------------------------------------
 Net tax asset before
    valuation allowance                              3,497
 Valuation allowance                                (2,240)
- ------------------------------------------------------------
 Net deferred tax asset                          $   1,257
============================================================

    General business credit carryforwards of $75,000 and net operating loss carryforwards of $5,860,000 were used to reduce current taxes payable. Credit of $1,510,000 was allocated to contributed capital for the portion of the net operating loss carryforwards resulting from stock option compensation.

    The Company increased its deferred tax assets by $465,000 as a result of the MGA acquisition. Post acquisition recognition of additional assets resulted in a benefit of $276,000 to reduce goodwill.

    The net change in the valuation allowance for deferred tax assets during the current year is a decrease of $1,223,000. The change results from recognition of realizability of tax assets acquired in the Advance and MGA transactions.

    For federal income tax purposes, the Company has foreign tax credit carryforwards of $1,550,000 expiring in 1999 and 2000, research and development credits of $2,310,000 expiring beginning in 2004 and continuing through 2009, and minimum tax credits of $71,000.

    The current income tax receivable represents the anticipated refund of domestic taxes paid in prior years which are recoverable due to subsidiary losses and carryback of unused foreign tax credits.

Note  20  Segment Information:

The Company operates exclusively in one industry segment, the supply of computer-aided exploration and reservoir management systems and services to the petroleum industry. No single customer represented in excess of 10% of total revenues during any of the years presented.

    Revenues and identifiable assets by geographic area, which reflect the elimination of inter-geographic amounts, are presented below (in thousands).

                              Years ended June 30,
                     ---------------------------------------
                          1995         1994         1993
- ------------------------------------------------------------
                                    (Restated)   (Restated)
 Revenues:
    United States:
     Domestic            $ 74,765    $ 67,975   $ 47,236
     Export                67,422      49,762     41,898
 Canada                     4,360       2,907      2,742
 Europe/Africa/
     Middle East           18,264      15,296     14,173
 Pacific Rim                5,059       5,004      4,910
 Other                      1,336       2,307      2,016
- ------------------------------------------------------------
                         $171,206    $143,251   $112,975
============================================================

 Export Sales from
    United States to:
    Canada               $  2,722    $  3,966   $  2,585
    Europe/Africa/
      Middle East          37,300      25,822     23,902
    Pacific Rim            15,230      10,957      9,496
    Latin America          12,170       9,017      5,915
- ------------------------------------------------------------
                         $ 67,422    $ 49,762   $ 41,898
============================================================



                                      June 30,
                        -----------------------------------
                           1995        1994        1993
- -----------------------------------------------------------
                                    (Restated)   (Restated)
 Identifiable Assets:
    United States         $196,482   $180,372   $  94,382
    Canada                   2,436      1,467       1,660
    Europe/Africa/
      Middle East            7,928      4,408       6,354
    Pacific Rim              3,813      2,197       2,634
    Latin America              492        709         944
- -----------------------------------------------------------
                          $211,151   $189,153   $ 105,974
===========================================================


    Revenues generated outside the United States primarily represent maintenance and customer support services provided by the Company's foreign offices.

    The Company's operations outside North America function as sales representatives and customer support offices. Transactions with these foreign entities are conducted through contracts which provide for reimbursement of certain costs and fees for services performed. Products are provided to customers directly from the U.S. parent organization. Geographical profit and loss information has been omitted as it is not deemed to be useful in analyzing and understanding the Company's worldwide operations.

Note  21  Cash Flow Information:

Net cash provided by operating activities includes cash payments for interest and income taxes as follows (in thousands):

                                 Years ended June 30,
                        ------------------------------------
                            1995        1994         1993
- ------------------------------------------------------------
                                     (Restated)   (Restated)
 Income taxes             $  1,857   $  2,349     $  1,827
 Interest                    1,043        742          168

    During the years ended June 30, 1995, 1994 and 1993, there were noncash financing activities of $1,631,000, $1,062,000 and $263,000, respectively, relating to tax benefits received from the exercise of nonqualified stock options by employees. These benefits were recorded as a reduction of income taxes payable and an increase to paid-in capital.

    There were noncash investing activities of approximately $1,510,000 for the year ended June 30, 1994 which relates to stock issued in connection with the purchase of the Houston facility. Additionally, there were approximately $661,000 of noncash investing activities for the year ended June 30, 1993 which includes $211,000 of inventory and equipment contributed to 3DX and $450,000 of common stock issued in connection with the acquisition of certain assets of Oklahoma Seismic.

    There were noncash operating activities during the year ended June 30, 1994 of approximately $8,671,000. This amount relates to common stock issued to satisfy obligations due to Advance's Phantom Stock performance unit holders.

Note  22  Quarterly Financial Data (Unaudited):

Summarized quarterly financial data, as restated for the effects of the acquisitions accounted for as poolings of interests, is as follows (in thousands, except per share data):

                             First           Second           Third          Fourth
- --------------------------------------------------------------------------------------
                           (Restated)      (Restated)       (Restated)
 1995:
 Revenues:
   Company                    $28,404         $43,351          $43,436       $47,785
   Stratamodel                  1,790               -                -             -
   GeoGraphix                   1,573           1,897            1,534         1,436
- --------------------------------------------------------------------------------------
   Combined                   $31,767         $45,248          $44,970       $49,221
======================================================================================
 Gross profit:
   Company                    $15,615         $25,245          $26,604       $29,278
   Stratamodel                  1,216               -                -             -
   GeoGraphix                   1,153           1,356              954           918
- --------------------------------------------------------------------------------------
   Combined                   $17,984         $26,601          $27,558       $30,196
======================================================================================
 Net income (loss):
   Company                    $  (639)        $ 5,609          $ 3,286       $ 5,847
   Stratamodel                   (441)              -                -             -
   GeoGraphix                     108             154              (97)         (322)
- --------------------------------------------------------------------------------------
   Combined                   $  (972)        $ 5,763          $ 3,189       $ 5,525
======================================================================================
 Net income(loss)
 per share
   Company                    $ (0.04)        $  0.34          $  0.20       $  0.34
   Stratamodel                  (0.01)              -                -             -
   GeoGraphix                   (0.01)          (0.01)           (0.02)        (0.03)
- --------------------------------------------------------------------------------------
   Combined                   $ (0.06)        $  0.33          $  0.18       $  0.31
======================================================================================

                        First        Second       Third        Fourth
- -------------------------------------------------------------------------
                      (Restated)   (Restated)    (Restated)   (Restated)
 1994:
 Revenues:
   Company               $22,667      $30,100       $34,516      $34,496
   Advance                 4,354        6,152             -            -
   Stratamodel             2,059        1,480           848        1,099
   GeoGraphix              1,005        1,543         1,427        1,505
- -------------------------------------------------------------------------
   Combined              $30,085      $39,275       $36,791      $37,100
=========================================================================
 Gross profit:
   Company               $13,195      $15,765       $20,190      $19,765
   Advance                 2,599        4,668             -            -
   Stratamodel             1,602          878           538          699
   GeoGraphix                650        1,052         1,182        1,143
- -------------------------------------------------------------------------
   Combined              $18,046      $22,363       $21,910      $21,607
=========================================================================
 Net income
 (loss):
   Company               $ 1,362      $ 3,113       $(8,587)     $ 7,153
   Advance                   393        2,027             -            -
   Stratamodel               463         (122)         (290)        (389)
   GeoGraphix                (17)         289           312          140
- -------------------------------------------------------------------------
   Combined              $ 2,201      $ 5,307       $(8,565)     $ 6,904
=========================================================================
 Net income (loss)
 per share
   Company               $  0.12      $  0.24       $ (0.56)     $  0.43
   Advance                  0.01         0.10             -            -
   Stratamodel              0.03        (0.02)            -        (0.03)
   GeoGraphix              (0.01)           -          0.04        (0.01)
- -------------------------------------------------------------------------
   Combined              $  0.15      $  0.32       $ (0.52)     $  0.39
=========================================================================


Note 23 Subsequent Events (unaudited):

On July 31, 1995, the Company announced a restructuring plan developed to proactively realign its resources to achieve its strategic goals of offering integrated solutions as well as point products. The realignment includes reducing staff and consolidating certain facilities. The before tax effect will be a one-time charge of approximately $3.1 million in the first quarter of fiscal 1996.

On August 23, 1995, the Company's Board of Directors approved a Stockholder Rights Plan under which one preferred stock purchase right is attached to each share of common stock outstanding. Pursuant to the rights agreement covering the Stockholder Rights Plan, the rights become exercisable ten days, subject to extension, after a party or group acquires or commences a tender offer for 20% or more of the Company's common stock. Each right entitles its holder, under certain circumstances, to buy 1/100 share of a newly created Series A Junior Participating Preferred Stock for $120. If 20% of the Company's common stock is acquired by a party or group, each right not owned by the 20%-or-more stockholder and its affiliates and associates will entitle the holder to purchase Company common stock having a market value of twice the exercise price of the right. In addition, if the Company is involved in a merger or certain other business combinations in which it is not the surviving corporation, each right not owned by the 20%-or-more stockholder and its affiliates and associates will entitle the holder to purchase common stock of the surviving corporation having a market value of twice the exercise price of the right.
The rights, which expire on September 30, 2005 and do not have voting rights, may be redeemed by the Company at $.01 per right prior to their becoming exercisable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item with respect to items 401 and 405 of Regulation S-K appears in the sections entitled "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" included in the Company's definitive Proxy Statement relating to the 1995 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION

     The information required by this item appears in the section entitled "Executive Compensation" included in the Company's definitive Proxy Statement relating to the 1995 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item appears in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in the Company's definitive Proxy Statement relating to the 1995 Annual Meeting of Stockholders, which information is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appears in the section entitled "Election of Directors" included in the Company's definitive Proxy Statement relating to the 1995 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1) and (2) See Index to Consolidated Financial Statements at Item 8 of this report.

         (a)(3)  Exhibits:

                                           Sequen-
                                           tially           (If applicable)
                                           Numbered         Incorporation by reference from
Exhibit number and description             Page             Form     Date            File No.         Exhibit
- ------------------------------             --------         ----     ----            --------         -------
(2)     Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

    2.1     Stock Purchase Agreement
            by and among the Company,
            MGI Associates, Inc.,
            Munro Engineering, Inc.
            and all of the Shareholders
            of MGI Associates, Inc.        N/A              8-K     09/29/94           0-17195        2.3

(3)     Articles of Incorporation and Bylaws

    3.1     Restated Certificate
            of Incorporation, as
            amended                        N/A              S-1     07/12/89         33-29916         3.1


    3.2     Bylaws, as amended             N/A              8-A     09/05/95          0-17195        99.4

(10)    Material Contracts

    10.1    The Landmark Graphics
            Corporation 1984
            Incentive Stock Option
            Plan, as amended,
            together with form of
            stock option
            agreement used
            thereunder                     N/A              S-1     07/12/89         33-29916        10.7

    10.2    The Landmark Graphics
            Corporation 1985
            Incentive Stock Option
            Plan, as amended,
            together with form of
            stock option agreement
            used thereunder                N/A              S-1     07/12/89         33-29916        10.8


                                           Sequen-
                                           tially           (If applicable)
                                           Numbered         Incorporated by reference from
Exhibit number and description             Page             Form     Date            File No.         Exhibit
- ------------------------------             --------         ----     ----            --------         -------
    10.3    The 1987 Non-Quali-
            fied Stock Option
            Plan, as amended,
            together with form
            of stock option
            agreement used there-
            under                          N/A              S-1     07/12/89         33-29916         10.9

    10.4    Amended Form of
            Indemnification Agree-
            ment between Regi-
            strant and its
            directors and certain
            of its officers                N/A              S-1     07/12/89         33-23957         10.1

    10.5    The 1989 Flexible
            Stock Option Plan
            with form of stock
            option agreement used
            thereunder                     N/A              10-K    06/30/89          0-17195         10.23

    10.6    Amendment to the
            1989 Flexible stock
            option plan                    N/A              10-K    06/30/90          0-17195         10.12

    10.7    The Directors' Stock
            Option Plan with form
            of stock option agree-
            ment used thereunder           N/A              10-K    06/30/91          0-17195         10.11

    10.8    Amendment to Stock
            Option Agreement               N/A              10-K    06/30/92          0-17195         10.10

    10.9    The Consultants' Stock
            Option Plan with form
            of stock option agree-
            ment used thereunder           N/A              S-8     03/11/91         33-39358         28.4

    10.10   The 1990 Employee
            Stock Option Plan
            with form of stock
            option agreement used
            thereunder                     N/A              S-8     03/11/91         33-39358         28.5

                                           Sequen-
                                           tially           (If applicable)
                                           Numbered         Incorporated by reference from

Exhibit number and description             Page             Form     Date            File No.         Exhibit
- ------------------------------             --------         ----     ----            --------         -------
    10.11   Severance Agreement
            dated August 7, 1992,
            between Company and
            its officers.                  N/A              10-K      06/30/92        0-17195         10.17

    10.12   Letter Loan Agreement
            dated November 30, 1993
            between Company and
            NationsBank of Texas,
            N.A.                           N/A              10-Q      12/31/93        0-17195         10.1

    10.13   Letter Loan Agreement
            dated October 31, 1994
            between Company and
            NationsBank of Texas,
            N.A.                           N/A              10-Q      12/31/94        0-17195         10.1

    10.14   Lease Agreement dated
            March 25, 1994 between
            Company and Alton-
            S.G.P. Ltd.                    N/A              10-Q      03/31/94        0-17195         10.1

    10.15   Employment Agreement,
            dated March 25, 1994,
            between the Company
            and Samuel Rutt Bridges                         10-K      06/30/94        0-17195         10.15
                                           --------

    10.16   1994 Flexible Incentive
            Plan                           N/A              10-Q      12/31/94        0-17195         10.2

(21)    Subsidiaries of the Company

    21.1    Subsidiaries of
            the Company                                     N/A       N/A             N/A             N/A
                                           --------

(23)    Consents of Experts and Counsel

    23.1    Consent of Price
            Waterhouse LLP                                  N/A       N/A             N/A             N/A
                                           --------

    23.2    Consent of Ernst &
            Young LLP                                       N/A       N/A             N/A             N/A
                                           --------

    23.3    Consent of Levine,
            Hughes & Mithuen                                N/A       N/A             N/A             N/A
                                           --------


                                           Sequen-
                                           tially           (If applicable)
                                           Numbered         Incorporated by reference from
Exhibit number and description             Page             Form     Date            File No.         Exhibit
- ------------------------------             --------         ----     ----            --------         -------
    23.4    Consent of Arthur
            Andersen LLP                                    N/A       N/A                 N/A         N/A
                                           -------
(27)    Financial Data Schedule

    27.1    Financial Data
            Schedule-Fiscal Year
            1995                                            N/A       N/A                 N/A         N/A
                                           -------

(99)    Additional Exhibits

    99.1    Registration Rights
            Agreement among
            Company, the former
            Shareholders of Stratamodel, Inc.
            and certain employees
            of Stratamodel, Inc.           N/A              8-K     09/29/94           0-17195        99.1

    99.2    Registration Rights
            Agreement among
            Company, the former
            Shareholders of GeoGraphix, Inc.
            and certain employees
            of GeoGraphix, Inc.            N/A              8-K     06/5/95            0-17195        99.1


    99.3    Registration Rights
            Agreement among
            Company, the former
            Shareholders of Advance
            Geophysical Corporation
            and certain employees
            of Advance Geophysical
            Corporation                    N/A              8-K     3/25/94            0-17195        99.1

    99.4    Rights Agreement dated
            September 1, 1995 by and
            between the Company and
            Chemical Bank.                 N/A              N/A       N/A                 N/A         N/A

        (b)      Reports on Form 8-K.

                 Form 8-K dated June 5, 1995 (filed on June 19, 1995) which reported the Company's purchase of all the issued and outstanding capital stock of GeoGraphix, Inc. As a result of this acquisition, GeoGraphix became a wholly-owned subsidiary of Landmark. The acquisition was accounted for as a pooling of interests.

                 Form 8-K/A dated June 5, 1995 (filed on August 8, 1995) which presented financial statements for the four-month periods ended April 30, 1995 and 1994 and audited financial statements for the years ended December 31, 1994 and 1993 for GeoGraphix, Inc. In addition, Restated and Pro Forma Condensed Financial Statements of the Company related to the ten-month periods ended April 30, 1995 and 1994 and the years ended June 30, 1994, 1993 and 1992 were included to reflect the acquisition of GeoGraphix, Inc.

                 Form 8-K dated August 10, 1995 which presented Restated Selected Financial Data, Restated Management's Discussion and Analysis of Financial Condition and Results of Operations and Restated Consolidated Financial Statements and Schedules of the Company related to the years ended June 30, 1994, 1993 and 1992 to reflect the acquisitions of GeoGraphix, Inc. and Stratamodel, Inc.

                         LANDMARK GRAPHICS CORPORATION
               SCHEDULE VIII - VALUATIONS AND QUALIFYING ACCOUNTS

                                                  Additions
                                     Balance at   Charged to            Deductions                  Balance at
                                     Beginning    Costs and      --------------------------             End
                                     of Period     Expenses       Write-offs     Conversions         of Period
                                     ----------   ----------     -----------     -----------        -----------
Inventory reserves:
    June 30, 1995   . . . . . . .    $1,519,000   $1,189,000     $(2,132,000)            --         $   576,000
    June 30, 1994 (Restated)  . .     2,478,000      973,000      (1,932,000)            --           1,519,000
    June 30, 1993 (Restated)  . .     2,616,000      984,000      (1,122,000)            --           2,478,000

Lease inventory
accumulated amortization:
    June 30, 1995   . . . . . . .    $  165,000   $  150,000                     $       --         $   315,000
    June 30, 1994 (Restated)  . .       187,000      180,000                       (202,000)            165,000
    June 30, 1993 (Restated)  . .       525,000      162,000                       (500,000)            187,000

Allowance for doubtful accounts:
    June 30, 1995   . . . . . . .    $1,706,000   $1,612,000     $(1,857,000)                       $ 1,461,000
    June 30, 1994 (Restated)  . .     2,108,000    1,536,000      (1,938,000)            --           1,706,000
    June 30, 1993 (Restated)  . .     3,712,000    1,687,000      (3,291,000)            --           2,108,000

                                        Deferred income taxes valuation allowance:

                                      Balance at                                              Balance at
                                      Beginning                                                   End
                                      of Period        Additions     Deductions                of Period
                                      ---------        ---------     ----------                ---------
    June 30, 1995   . . . . . . .    $3,463,000       $1,808,000     $(3,031,000)              $2,240,000
    June 30, 1994 (Restated)  . .    *3,250,000        3,767,000      (3,554,000)               3,463,000

*At date of adoption of Statement of Financial Standards No. 109. No valuation allowance existed for any periods prior to the adoption.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LANDMARK GRAPHICS CORPORATION



Date:      September 21, 1995          By: /s/ Robert P. Peebler
                                           ---------------------
                                           Robert P. Peebler
                                           Director, President, Chief Executive
                                           Officer and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Robert P. Peebler                                   Date:    September 21, 1995
- ----------------------
Robert P. Peebler
Director, President, Chief Executive
Officer and Chief Operating Officer
(Principal Executive Officer)


/s/ William H. Seippel                                  Date:   September 21, 1995
- ------------------------
William H. Seippel
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Sam K. Smith                                        Date:   September 21, 1995
- -------------------
Sam K. Smith
Chairman of the Board


/s/ Lucio L. Lanza                                      Date:    September 21, 1995
- ------------------
Lucio L. Lanza
Director


/s/ James A. Downing, II                                Date:   September 21, 1995
- ------------------------
James A. Downing, II
Director


/s/ Charles L. Blackburn                                Date:   September 21, 1995
- -------------------------
Charles L. Blackburn
Director

/s/ S. Rutt Bridges                                     Date:    September 21, 1995
- --------------------------------
S. Rutt Bridges
Director


/s/ Theodore Levitt                                     Date:    September 21, 1995
- --------------------------------
Theodore Levitt
Director

                            EXHIBIT  INDEX



  EXHIBIT
    NO.                         DISCRIPTION OF EXHIBIT
- ----------         -----------------------------------------------------------------------------
    21.1           Subsidiaries of the Company

    23.1           Consent of Price Waterhouse LLP

    23.2           Consent of Ernst & Young LLP

    23.3           Consent of Levine, Hughes & Mithuen

    23.4           Consent of Arthur Anderson LLP

    27.1           Financial Data Schedule - Fiscal Year 1995

    99.4           Rights Agreement dated September 1, 1995 by and between the Company and Chemical Bank.
