Form 10-Q
period 1995-09-30
LANDMARK GRAPHICS CORP
filed 1995-11-13
CIK 749510

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 -------------

                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                       COMMISSION FILE NUMBER  0-17195


                        LANDMARK GRAPHICS CORPORATION
            (Exact name of Registrant as specified in its charter)

               DELAWARE                                         76-0029459
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

         15150 MEMORIAL DRIVE                                   77079-4304
            HOUSTON, TEXAS                                      (Zip Code)
(Address of Principal executive office)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 560-1000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X            NO
                                -------           -------

The number of shares outstanding of the Registrant's common stock, $0.05 par value, as of November 1, 1995 was 17,427,889.

===============================================================================

                                     INDEX

                                                                          Page
                                                                          ----

                         PART I:  FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS




    Consolidated Balance Sheets -
         As of September 30, 1995 and June 30, 1995 . . . . . . . . . .    1

    Consolidated Statements of Operations -
         For the Three Months Ended September 30, 1995 and 1994 . . . .    2

    Consolidated Statements of Cash Flows -
         For the Three Months Ended September 30, 1995 and 1994 . . . .    3

    Notes to Consolidated Financial Statements  . . . . . . . . . . . .    4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS OF   . . . . . . . . . .    9



                          PART II:  OTHER INFORMATION





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .   13


    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

                         LANDMARK GRAPHICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                              September 30,           June 30,
                                                                                  1995                  1995
                                                                              -------------          ----------
                                                                               (Unaudited)
      ASSETS
      Current assets:
          Cash and cash equivalents. . . . . . . . . . . . . . . . . . .        $  73,475            $   64,099
          Receivables:
              Trade accounts, net. . . . . . . . . . . . . . . . . . . .           41,934                51,984
              Current income tax receivable. . . . . . . . . . . . . . .            1,003                 1,003
              Accrued revenue and other receivables. . . . . . . . . . .            9,032                 7,838
          Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . .            4,747                 4,340
          Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .            4,146                 3,004
          Deferred income taxes, net of valuation allowance  . . . . . .            3,847                 3,847
                                                                                ---------            ----------
              Total current assets . . . . . . . . . . . . . . . . . . .          138,184               136,115

          Investments. . . . . . . . . . . . . . . . . . . . . . . . . .              857                   857
          Property and equipment, net. . . . . . . . . . . . . . . . . .           46,511                47,503
          Software development costs, net  . . . . . . . . . . . . . . .            8,641                 7,932
          Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . .           13,532                11,949
          Other assets, net. . . . . . . . . . . . . . . . . . . . . . .            7,035                 6,795
                                                                                ---------            ----------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . .        $ 214,760            $  211,151
                                                                                =========            ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
          Accounts payable . . . . . . . . . . . . . . . . . . . . . . .        $  10,904            $    9,488
          Accrued liabilities. . . . . . . . . . . . . . . . . . . . . .           11,506                10,823
          Deferred maintenance fees. . . . . . . . . . . . . . . . . . .           13,558                14,597
          Income taxes payable . . . . . . . . . . . . . . . . . . . . .              426                 2,683
          Current maturities of long-term debt . . . . . . . . . . . . .            1,000                 1,007
                                                                                ---------            ----------
              Total current liabilities  . . . . . . . . . . . . . . . .           37,394                38,598

          Deferred income taxes, net of current portion  . . . . . . . .            2,590                 2,590
          Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .           10,756                11,000
          Other long-term liabilities. . . . . . . . . . . . . . . . . .               66                    65
                                                                                ---------            ----------
          Total liabilities  . . . . . . . . . . . . . . . . . . . . . .           50,806                52,253

      Stockholders' equity:
          Common stock, $0.05 par value; 17,427 and 17,086
              shares issued, respectively  . . . . . . . . . . . . . . .              871                   854
          Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .          127,351               122,407
          Retained earnings. . . . . . . . . . . . . . . . . . . . . . .           35,732                35,637
                                                                                ---------            ----------
              Total common stockholders' equity  . . . . . . . . . . . .          163,954               158,898
                                                                                ---------            ----------
          Total liabilities and stockholders' equity . . . . . . . . . .        $ 214,760            $  211,151
                                                                                =========            ==========



   The accompanying notes are an integral part of these financial statements.

                         LANDMARK GRAPHICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                        Three Months Ended
                                                                           September 30,
                                                                   -----------------------------
                                                                       1995             1994
                                                                   ------------     ------------
                                                                                     (Restated)
      Revenue:
        Software product sales . . . . . . . . . . . . . . . .     $     16,174     $     14,819
        Hardware product sales . . . . . . . . . . . . . . . .            6,674            5,984
        Maintenance and other. . . . . . . . . . . . . . . . .           16,962           10,964
                                                                   ------------     ------------
          Total revenue  . . . . . . . . . . . . . . . . . . .           39,810           31,767

      Cost of revenue:
        Cost of software product sales . . . . . . . . . . . .            2,268            1,884
        Cost of hardware product sales . . . . . . . . . . . .            5,761            4,988
        Cost of maintenance and other. . . . . . . . . . . . .            8,656            6,911
                                                                   ------------     ------------
          Total cost of revenue. . . . . . . . . . . . . . . .           16,685           13,783
                                                                   ------------     ------------
            Gross profit . . . . . . . . . . . . . . . . . . .           23,125           17,984
                                                                   ------------     ------------

      Operating expenses:
        Research and development . . . . . . . . . . . . . . .            4,906            4,318
        Selling, marketing and administrative  . . . . . . . .           15,633           12,464
        Merger costs . . . . . . . . . . . . . . . . . . . . .               66            1,153
        Restructuring and other non-recurring charges. . . . .            3,106            1,809
                                                                   ------------     ------------
          Total operating expenses . . . . . . . . . . . . . .           23,711           19,744
                                                                   ------------     ------------

      Loss from operations . . . . . . . . . . . . . . . . . .             (586)          (1,760)
      Other, net . . . . . . . . . . . . . . . . . . . . . . .            1,006              885
                                                                   ------------     ------------

      Income (loss) before income taxes  . . . . . . . . . . .              420             (875)
      Provision for income taxes . . . . . . . . . . . . . . .              126               97
                                                                   ------------     ------------
      Net income (loss)  . . . . . . . . . . . . . . . . . . .     $        294     $       (972)
                                                                   ============     ============
      Income (loss) per common and common
        equivalent share . . . . . . . . . . . . . . . . . . .     $       0.02     $      (0.06)

      Weighted average number of common and common
        equivalent shares outstanding. . . . . . . . . . . . .           17,932           16,947





   The accompanying notes are an integral part of these financial statements.

                        LANDMARK GRAPHICS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                            -----------------------
                                                                                              1995          1994
                                                                                            --------      ---------
                                                                                                          (Restated)
      Cash flows from operating activities:
       Net income (loss)                                                                    $     294    $     (972)
        Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,547         1,956
          Amortization of goodwill/other assets  . . . . . . . . . . . . . . . . . . .            476            50
          Amortization of capitalized software development costs . . . . . . . . . . .            975           716
          Restructuring charges/asset write-downs  . . . . . . . . . . . . . . . . . .            463             -
          Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            549           569

       Changes in assets and liabilities, net of the effects of purchased business:
         Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,526         9,133
         Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (502)       (2,118)
         Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,052)           71
         Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             40           618
         Accounts payable/accrued liabilities  . . . . . . . . . . . . . . . . . . . .          1,764         1,153
         Deferred maintenance fees . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,052)         (906)
         Deferred income taxes/income taxes payable  . . . . . . . . . . . . . . . . .         (1,243)       (1,329)
                                                                                             --------     ---------
          Net cash provided by operating activities. . . . . . . . . . . . . . . . . .         11,785         8,941

       Cash flows from investing activities:
         Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,028)       (2,171)
         Payment for business acquisitions, net of cash acquired   . . . . . . . . . .           (945)      (12,064)
         Capitalized software development costs  . . . . . . . . . . . . . . . . . . .         (1,334)         (808)
         Payment of contingent earn-out agreement  . . . . . . . . . . . . . . . . . .         (1,808)            -
         Proceeds from sale of property and equipment  . . . . . . . . . . . . . . . .             21           160
                                                                                             --------     ---------
          Net cash used in investing activities  . . . . . . . . . . . . . . . . . . .         (6,094)      (14,883)

       Cash flows from financing activities:
         Reductions of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (251)         (305)
         Proceeds from exercise of stock options . . . . . . . . . . . . . . . . . . .          3,936           453
         Issuance costs related to stock-based financing activities  . . . . . . . . .              -           (90)
                                                                                             --------     ---------
          Net cash provided by financing activities. . . . . . . . . . . . . . . . . .          3,685            58

       Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . .          9,376        (5,884)
       Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .         64,099        74,695
                                                                                             --------     ---------
       Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .       $ 73,475     $  68,811
                                                                                             ========     =========

  The accompanying notes are an integral part of these financial statements.

                        LANDMARK GRAPHICS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of Landmark Graphics Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1995 Annual Report on Form 10-K.

         The consolidated financial statements for the three-month period ended September 30, 1994 have been restated to give effect to acquisitions which have been accounted for as poolings of interests (see "Acquisitions" below).

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

ACQUISITIONS

Tech Logic, Inc.

         On September 20, 1995, the Company acquired all of the outstanding common stock of Tech Logic, Inc. ("Tech Logic"), a Woodinville, Washington based company. Tech Logic has developed an interactive, integrated 3D geological modeling system known as IREX.

         In connection with the acquisition, the Company issued a total of 74,637 shares of its Common Stock in exchange for all of the outstanding common stock of Tech Logic in a transaction accounted for as a pooling of interests. Due to the immateriality of this transaction and its effect on the historical consolidated financial statements for prior periods, those statements have not been restated to include the amounts of Tech Logic. The total revenue and net income (does not include the $3.1 restructuring charge) amounts for the 30 days of post merger combined operations approximated $26.5 million and $5.7 million, respectively.

GeoGraphix, Inc.

         On June 5, 1995, the Company acquired all of the outstanding common stock of GeoGraphix, Inc. ("GeoGraphix"), a Denver, Colorado based company, in a transaction accounted for as a pooling of interests and, accordingly, the consolidated financial statements for the three-month period ended September 30, 1994 have been restated to include the accounts of GeoGraphix.

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

MGI Associates, Inc.

         On September 29, 1994, the Company purchased all the issued and outstanding capital stock of MGI Associates, Inc., ("MGA), a Company based in Dallas, Texas, which develops personal computer-based economics and reservoir engineering software products designed to aid asset teams, including production and drilling engineers, in oil and gas exploration. The Company acquired MGA for consideration of approximately $13.3 million which consisted of cash of $10.5 million paid to acquire the stock, $1.2 million paid to retire certain related party debt and approximately $1.6 million of acquisition related costs. The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition.

Stratamodel, Inc.

         On September 28, 1994, the Company acquired all of the equity interests of Stratamodel, Inc. ("Stratamodel"), a Houston, Texas based company, in a transaction accounted for as a pooling of interests and, accordingly, the financial statements for the three-month period ended September 30, 1994 have been restated to include the amounts of Stratamodel.

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

          The revenues and net income (loss) amounts included in the accompanying results of operations are disclosed in the following table with Stratamodel's and GeoGraphix's amounts for the periods prior to the acquisitions presented separately (in thousands) (unaudited):

                                                           Three Months Ended
                                                              September 30,
                                                       ------------------------------
                                                           1995               1994
                                                       -----------         ----------
                                                                           (Restated)
           Revenues
            Company. . . . . . . . . . . . .           $    39,810         $   28,404
            Stratamodel. . . . . . . . . . .                     -              1,790
            GeoGraphix . . . . . . . . . . .                     -              1,573
                                                       -----------         ----------
              Combined . . . . . . . . . . .           $    39,810         $   31,767
                                                       ===========         ==========

           Net income (loss)
            Company. . . . . . . . . . . . .           $       294         $    (639)
            Stratamodel. . . . . . . . . . .                     -              (441)
            GeoGraphix . . . . . . . . . . .                     -               108
                                                       -----------         ----------
              Combined . . . . . . . . . . .           $       294         $    (972)
                                                       ===========         ==========


MERGER COSTS

          Merger costs for the three months ended September 30, 1995 include the accounting and legal costs related to the acquisition of Tech Logic. Merger costs for the three months ended September 30, 1994 consisted primarily of the accounting, legal and investment banking costs related to the completion of the Stratamodel acquisition.

RESTRUCTURING CHARGES AND OTHER NON-RECURRING CHARGES

          In July 1995, the Company completed a five-year strategic planning process which concluded with the decision to proactively realign resources. A restructuring charge of $3.1 million was recorded in the three months ended September 30, 1995 to reflect severance costs for terminated employees, facility consolidation and write-down of certain assets of the Company.

          In connection with the Stratamodel acquisition in the first quarter of fiscal 1995, the Company adopted a restructuring plan in the three months ended three months ended September 30, 1994 designed to eliminate redundancies and consolidate operations. Under the plan, the Company recorded approximately
$1.2 million in restructuring charges consisting of severance costs for terminated employees and lease costs associated with duplicate facilities. Additionally, non-recurring charges of approximately $600,000 were incurred in connection with the acquisition including relocation and other acquisition-related costs.

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

CASH FLOW INFORMATION

         Net cash provided by operating activities reflects cash payments for interest and income taxes as follows (in thousands) (unaudited):

                                                          Three Months Ended
                                                             September 30,
                                                        -----------------------
                                                          1995          1994
                                                        ---------     ---------
                                                                     (Restated)

     Income taxes  . . . . . . . . . . . . . . . . .     $  1,154     $   1,251
     Interest  . . . . . . . . . . . . . . . . . . .          271           249

         During the three month periods ended September 30, 1995 and 1994, there were non-cash financing activities of $1,014,000 and $159,000, respectively, relating to tax benefits received from the exercise of non-qualified stock options by employees.

CONTINGENCIES

         Under the terms of the original MGA acquisition agreement, the Company was obligated to make earn-out payments, based upon the financial performance of MGA, over a period of four years with a net present value (as of July 1, 1994) of up to $6.0 million. On September 29, 1995, the stock purchase agreement was amended to guarantee a total earn-out of $6.9 million, conditional upon the results of an independent audit, and, payable over a three-year period starting September 30, 1995.

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

SUBSEQUENT EVENTS

        On November 6, 1995, Landmark's Board of Directors approved a plan for the Company to repurchase shares of its Common Stock on the open market. The repurchase program is intended to minimize the dilutive effects of the Company's employee stock option program on the Company's earnings per share. The Company anticipates purchasing approximately 320,000 shares during the next twelve months. The actual number of shares repurchased will depend upon several factors, including the number of employee stock options exercised as well as general market conditions and the Company's overall cash requirements.

        On October 19, 1995, Landmark's Board of Directors approved employment contracts for ten of Landmark's officers that would be invoked upon a change in control of the Company. It is anticipated that these agreements will be executed in December 1995.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Management's Discussion and Analysis of Financial Condition and Results of Operations is the Company's analysis of its financial performance and of significant trends which may impact future performance. It should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto. On September 20, 1995, the Company acquired all of the outstanding common stock of Tech Logic, Inc. ("Tech Logic") in an acquisition accounted for as a pooling of interests. On June 5, 1995, the Company acquired all of the outstanding common stock of GeoGraphix, Inc. ("GeoGraphix"), in an acquisition accounted for as a pooling of interests. On February 28, 1995, the Company purchased certain assets and assumed related liabilities of DRD Corporation ("DRD") in an acquisition accounted for as a purchase. On September 29, 1994, the Company acquired all of the outstanding common stock of MGI Associates, Inc. ("MGA") in an acquisition accounted for as a purchase. On September 28, 1994, the Company acquired all of the equity interests of Stratamodel, Inc. ("Stratamodel") in an acquisition accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements included elsewhere herein give effect to the acquisitions accounted for as pooling of interests for all periods presented and include the results of acquired operations accounted for as purchases and Tech Logic since dates of acquisition. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto.

         The Company, incorporated in 1982, designs, markets and supports software and systems which facilitate the exploration and production efforts of oil and gas companies. The Company derives revenues from licensing software products, providing related services and reselling hardware. Customers pay the Company an initial license fee for the software, which is generally recognized by the Company upon shipment. Customers have the option to pay an annual maintenance fee, calculated as a percentage of current list price, which entitles them to routine support and product updates. The Company generally recognizes revenue related to customer support agreements ratably over the contract period.

         Many of the Company's customers are shifting from functional organizations to interdisciplinary teams, which is creating the need for integrated products and service sales. Accordingly, the Company's sales, marketing and support organizations are currently being reconfigured to better address the emerging solutions market. These solution sales have the longer term potential of generating more recurring revenues, however, it can also lengthen customers' decision-making processes.

         The transition of the Company's sales organization will continue throughout the current fiscal year. This transition may diminish the Company's growth prospects for the fiscal year 1996 but will position the Company with the ongoing prospects that the market has to offer over the longer term.

RESULTS OF OPERATIONS

         Total revenue. Total revenue for the first quarter of fiscal 1996 increased approximately $8.0 million, or 25 percent, as compared with the first quarter of fiscal 1995. The increase is primarily due to a 55 percent growth in maintenance and other sales.

         Software product sales. Software product sales consist of licensing fees for the Company's proprietary and third party software. Total software product sales increased approximately $1.4 million, or 9 percent from the first quarter of fiscal 1995. Software product revenue as a percentage of total revenue decreased from the same period in the prior year; however, this revenue will continue to be a significant portion of total revenue. Future growth in software product sales is, in part, dependent upon the Company's ability to bring innovative software products to the market ahead of its competitors. Although the Company intends to introduce several new products during the remainder of the fiscal year, there can be no assurance that these new products will result in significant product revenue growth.

         Hardware product sales. Hardware product sales relate to the resale of third party computer hardware. Hardware product sales increased $690,000 from the first quarter of fiscal 1995. The increase in hardware product sales was due primarily to a large international order which occurred in the current quarter.

         Maintenance and other.   Maintenance and other revenue relate to
maintenance and support of the Company's hardware and software products as well as revenue from other services, including consulting, offered to customers. Maintenance and other revenue increased approximately $6.0 million, or 55 percent, in the first quarter of fiscal 1996 from the comparable period in fiscal 1995. This increase is primarily attributable to increased software support sales, which continue to increase due to the growth in Landmark's installed base and the resulting growth in maintenance contracts.

         Cost of software product sales. Cost of software product sales as a percentage of software product sales increased from 13 percent in the first quarter of fiscal 1995 to 14 percent in the current quarter. As the Company develops and releases new products, software development costs and the related amortization has and may continue to increase. This increased amortization has negatively impacted the software product margin in the current quarter.

         Cost of hardware product sales. Cost of hardware product sales as a percentage of hardware product sales increased to 86 percent in the current quarter compared to 83 percent in the prior year first quarter. The increase is due to the Company's offering of sales discounts to customers in response to competitive pressures, particularly in the United States market. As price competitiveness in the computer hardware industry persists, discounts and the resulting impact on hardware product margins may continue. Although hardware contributes a lower margin, the Company plans to continue to offer hardware to accommodate sales of software and services to customers who desire comprehensive solutions.

         Cost of maintenance and other. Cost of maintenance and other has decreased as a percentage of the related revenue from 63 percent in the first quarter of fiscal 1995 to 51 percent in the current quarter. The favorable impact on the maintenance and other margins was mainly attributable to the increase in software support sales.

         Research and development. Research and development costs increased $588,000, or 14 percent, in the first quarter of fiscal 1996 compared to the prior year first quarter. As a percentage of revenue, research and development costs were 12 percent and 14 percent in the three months ended September 30, 1995 and 1994, respectively.

         Selling, marketing and administrative. Selling, marketing and administrative expenses increased approximately $3.2 million, or 25 percent, for the first quarter of fiscal 1996 from the comparable period in the prior year. The increase is primarily a result of increased costs associated from the acquisitions accounted for as purchases and with expanding the scope of the sales and distribution function, which included higher salary and other personnel costs and commissions. Amortization of goodwill increased $426,000 in the first quarter of fiscal 1996 compared to the prior year fiscal quarter. As a percentage of total revenue, these costs were 39 percent both in the current quarter and in the comparable quarter in fiscal 1995.

         Merger costs. Merger costs for the three months ended September 30, 1995, include the accounting and legal costs related to the acquisition of Tech Logic. Merger costs for the three months ended September 30, 1994 consisted of accounting, legal and investment banking costs related to the acquisition of Stratamodel.

         Restructuring and other non-recurring charges. In July 1995, the Company completed a five-year strategic planning process which concluded with the decision to proactively realign its resources. A restructuring charge of $3.1 million was recorded in the three months ended September 30, 1995 to reflect severance costs for terminated employees, facility consolidation and write-down of certain assets of the Company.

         In connection with the Stratamodel acquisition in the first quarter of fiscal 1995, the Company adopted a restructuring plan designed to eliminate redundancies and consolidate operations. Under the plan, the Company accrued approximately $1.2 million of severance costs for terminated employees and lease costs for duplicate facilities. Additionally, $600,000 of non-recurring costs were recorded for relocation costs and other acquisition related charges.

         Other, net. Other, net increased approximately $121,000 from the first quarter of fiscal 1995 to the current quarter. This increase is primarily attributable to foreign currency translation gains and interest income from higher interest rates earned on invested cash balances.

         Taxes. Provisions for income taxes of $126,000 and $97,000 were recorded in the three months ended September 30, 1995 and 1994, respectively.

FINANCIAL CONDITION AND LIQUIDITY

         Cash and cash equivalents increased approximately $9.4 million from June 30, 1995. This increase is mainly attributable to net cash provided by operating activities of $11.8 million for the three months ended September 30, 1995.

         Trade accounts receivable decreased by $10.1 million due primarily to the lower revenue recognized in the first quarter of fiscal 1996 as compared to the fourth quarter of fiscal 1995. Management continues its emphasis on improving collections, which has impacted the trade accounts receivable balance and reduced the significant fluctuations experienced in days sales outstanding. Management intends to focus efforts on maintaining days sales outstanding within a 95 to 100 day range.

         Goodwill increased approximately $1.6 million from the balance at June 30, 1995. This amount primarily relates to an earn-out payment of $1.8 million for MGA acquisition and represents the cost in excess of fair value of the net assets acquired. The goodwill recorded will be amortized on a straight-line basis over a period of seven years.

         Accounts payable and accrued liabilities increased approximately
$2.1 million from June 30, 1995 due primarily to the timing of the receipt and payment of vendor invoices. Based on the nature of these accounts, period to period fluctuations can be expected to continue.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and equity financing. As of September 30, 1995, the Company had $14.0 million available under a line of credit facility. The Company believes funds generated from operations will be sufficient to meet liquidity requirements in the foreseeable future.

         Management continues to evaluate opportunities to acquire product technologies or businesses complementary to the Company's business. These acquisition opportunities may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing. Expenses associated with these potential acquisitions may have an adverse impact on the Company's results of operations in the period the transactions are consummated.

         Subsequent to September 30, 1995, the Company made payments of approximately $11.8 million to pay off the outstanding amounts of the line of credit facility and other debt. This was done to improve the Company's net interest income position and to allow maximum use of the line of credit for future acquisitions.

PART II - OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

                                           Sequen-
                                           tially           (If applicable)
                                           Numbered         Incorporation by reference from
Exhibit number and description             Page             Form      Date       File No.      Exhibit
------------------------------             ----             ----      ----       ---- ---      -------

(2)     Plan of Acquisition, Reorganization, Arrangement, Liquidation or
        Succession

     2.1    Stock Purchase Agreement
            by and among the Company,
            MGI Associates, Inc.,
            Munro Engineering, Inc.
            and all of the Shareholders
            of MGI Associates, Inc.         N/A             8-K       09/29/04   0-17195       2.3

    2.1(a)  Addendum No. 1 to
            Stock Purchase Agreement.       ____            N/A       N/A        N/A           N/A

    2.1(b)  Addendum No. 2 to
            Stock Purchase Agreement.       ____            N/A       N/A        N/A           N/A



(27)    Financial Data Schedule

    27.1 Financial data schedule as of and for the three months ended September 30, 1995.


(99)    Additional Exhibits

    99.1    Rights Agreement, dated
            as of September 1, 1995,
            between the Registrant and
            Chemical Bank.                  N/A            10-K       09/21/95   0-17195      99.4


(b)       Reports on Form 8-K.

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


                                     LANDMARK GRAPHICS CORPORATION



Date:   November 10, 1995             By: /s/ Robert P. Peebler
                                      ------------------------------------------
                                              Robert P. Peebler
                                              President and Chief Executive
                                              Officer


                                      By: /s/ William H. Seippel
                                      ------------------------------------------
                                              William H. Seippel
                                              Vice President, Finance and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                         LANDMARK GRAPHICS CORPORATION

                              INDEX TO EXHIBITS

 2.1(a) Addendum No. 1 to Stock Purchase Agreement.

 2.1(b) Addendum No. 2 to Stock Purchase Agreement.

27.1 Financial data schedule as of and for the three monthe ended September 30, 1995.