Form 10-Q
period 1995-12-31
LANDMARK GRAPHICS CORP
filed 1996-02-13
CIK 749510

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                           -----------------------

                                  FORM 10-Q
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                      OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                            SECURITIES ACT OF 1934

                       COMMISSION FILE NUMBER  0-17195

                        LANDMARK GRAPHICS CORPORATION
            (Exact name of Registrant as specified in its charter)

                   DELAWARE                                  76-0029459
(State or other jurisdiction of incorporation             (I.R.S. Employer
               or organization)                          Identification No.)

             15150 MEMORIAL DRIVE                            77079-4304
                HOUSTON, TEXAS                               (Zip Code)
    (Address of Principal executive office)

                                (713) 560-1000
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
     (Former name, former address and former fiscal year, if applicable)

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

The number of shares outstanding of the Registrant's common stock, $0.05 par value, as of February 1, 1996 was 17,403,622.

================================================================================

                                     INDEX


                         PART I:  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    Consolidated Balance Sheets -
         As of December 31, 1995 and June 30, 1995  . . . . . . . . . . . . . . . .  1


    Consolidated Statements of Operations -
         For the Three Months and Six Months Ended December 31, 1995 and 1994 . . .  2


    Consolidated Statements of Cash Flows -
         For the Six Months Ended December 31, 1995 and 1994  . . . . . . . . . . .  3


    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .  4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF Operations  . . . . . . . . . . . . . . . .  8


                          PART II:  OTHER INFORMATION

ITEM 4   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . .  14


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . .  15


    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                         LANDMARK GRAPHICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)


                                                                          December 31,          June 30,
                                                                              1995                1995
                                                                          ------------        ------------
                                                                          (Unaudited)
                                ASSETS

 Current assets:
 Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $ 64,612            $ 64,099
 Receivables:
    Trade accounts receivable, net of allowance  . . . . . . . . . .        50,075              51,984
    Current income tax receivable  . . . . . . . . . . . . . . . . .           873               1,003
    Accrued revenue and other receivables  . . . . . . . . . . . . .         8,044               7,838
 Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,782               4,340
 Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . .         4,699               3,004
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .         3,840               3,847
                                                                          --------            --------
      Total current assets . . . . . . . . . . . . . . . . . . . . .       136,925             136,115
 Property and equipment, net . . . . . . . . . . . . . . . . . . . .        46,607              47,503
 Software development costs, net . . . . . . . . . . . . . . . . . .         9,347               7,932
 Intangibles, net  . . . . . . . . . . . . . . . . . . . . . . . . .        18,217              11,949
 Other long-term assets, net . . . . . . . . . . . . . . . . . . . .         7,761               7,652
                                                                          --------            --------
 Total Assets                                                             $218,857            $211,151
                                                                          ========            ========


             LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .      $ 15,745            $  9,488
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .        12,629              10,823
   Deferred maintenance fees . . . . . . . . . . . . . . . . . . . .        12,149              14,597
   Income taxes payable  . . . . . . . . . . . . . . . . . . . . . .         2,375               2,683
   Current maturities of long-term debt  . . . . . . . . . . . . . .             -               1,007
                                                                          --------            --------
      Total current liabilities  . . . . . . . . . . . . . . . . . .        42,898              38,598
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .         2,590               2,590
 Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .             -              11,000
 Other long-term liabilities . . . . . . . . . . . . . . . . . . . .         2,904                  65
                                                                          --------            --------
 Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .        48,392              52,253
                                                                          --------            --------
 Common stockholders' equity:
   Common stock, $0.05 par value; 17,441 shares issued and 17,434 outstanding at December 31, 1995, and 17,086 shares issued and
     outstanding at June 30, 1995  . . . . . . . . . . . . . . . . .           872                 854
   Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .       127,616             122,407
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .        42,111              35,637
   Treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . .          (134)                  -
                                                                          --------            --------
        Total common stockholders' equity  . . . . . . . . . . . . .       170,465             158,898
                                                                          --------            --------
 Total Liabilities and Common Stockholders' Equity . . . . . . . . .      $218,857            $211,151
                                                                          ========            ========

                        The accompanying notes are an integral part of these financial statements

                         LANDMARK GRAPHICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                            Three Months Ended          Six Months Ended
                                                               December 31,               December 31,
                                                          -----------------------    -----------------------
                                                             1995          1994         1995          1994
                                                          ----------  -----------    ----------  -----------
                                                                       (Restated)                 (Restated)
 Revenue:
      Software product sales . . . . . . . . . . . .      $22,562       $22,100      $38,736       $36,919
      Hardware product sales . . . . . . . . . . . .        9,606         9,259       16,280        15,243
      Services   . . . . . . . . . . . . . . . . . .       18,004        13,889       34,966        24,853
                                                          -------       -------      -------       -------
        Total revenue  . . . . . . . . . . . . . . .       50,172        45,248       89,982        77,015
                                                          -------       -------      -------       -------

 Cost of revenue:
      Cost of software product sales . . . . . . . .        2,589         2,532        4,857         4,416
      Cost of hardware product sales . . . . . . . .        8,667         7,656       14,428        12,644
      Cost of services . . . . . . . . . . . . . . .        8,758         8,459       17,414        15,370
                                                          -------       -------      -------       -------
        Total cost of revenue  . . . . . . . . . . .       20,014        18,647       36,699        32,430
                                                          -------       -------      -------       -------
          Gross profit . . . . . . . . . . . . . . .       30,158        26,601       53,283        44,585

 Operating expenses:
      Research and development . . . . . . . . . . .        5,203         4,746       10,109         9,064
      Selling, marketing and administrative  . . . .       16,831        14,873       32,464        27,337
      Merger costs . . . . . . . . . . . . . . . . .            -             -           66         1,153
      Restructuring charges and non-recurring
      costs  . . . . . . . . . . . . . . . . . . . .            -             -        3,106         1,809
                                                          -------       -------      -------       -------
        Total operating expenses . . . . . . . . . .       22,034        19,619       45,745        39,363
                                                          -------       -------      -------       -------

 Income from operations  . . . . . . . . . . . . . .        8,124         6,982        7,538         5,222
 Other, net  . . . . . . . . . . . . . . . . . . . .          854           766        1,860         1,651
                                                          -------       -------      -------       -------

 Income before income taxes  . . . . . . . . . . . .        8,978         7,748        9,398         6,873
 Provision for income taxes  . . . . . . . . . . . .        2,599         1,985        2,725         2,082
                                                          -------       -------      -------       -------

 Net income  . . . . . . . . . . . . . . . . . . . .      $ 6,379       $ 5,763      $ 6,673       $ 4,791
                                                          =======       =======      =======       =======

 Income per common and common equivalent share . . .      $  0.36       $  0.33      $  0.37       $  0.27
                                                          =======       =======      =======       =======

 Weighted average common and common equivalent
 shares outstanding  . . . . . . . . . . . . . . . .       17,868        17,299       17,837        17,424



   The accompanying notes are an integral part of these financial statements.

                         LANDMARK GRAPHICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                 December 31,
                                                                                           -------------------------
                                                                                              1995            1994
                                                                                           ----------     ----------
                                                                                                           (Restated)
   Cash flows from operating activities:
     Net income                                                                             $ 6,673          $ 4,790
      Adjustments to reconcile net income to net cash provided
         by operating activities:
          Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,169            3,993
          Amortization of goodwill/other assets  . . . . . . . . . . . . . . . . . . .        1,071              462
          Amortization of capitalized software development costs . . . . . . . . . . .        1,880            1,485
          Restructuring charges/asset write-downs  . . . . . . . . . . . . . . . . . .          660                -
          Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          580            1,437

     Changes in assets and liabilities, net of the effects of purchased businesses:
         Receivables   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,026               43
         Inventory   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (386)          (1,896)
         Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,660)             524
         Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          148              563
         Accounts payable/accrued liabilities  . . . . . . . . . . . . . . . . . . . .        5,630            2,225
         Deferred maintenance fees   . . . . . . . . . . . . . . . . . . . . . . . . .       (2,461)          (2,028)
         Deferred income taxes/income taxes payable  . . . . . . . . . . . . . . . . .          944              387
                                                                                            -------          -------
          Net cash provided by operating activities  . . . . . . . . . . . . . . . . .       19,274           11,985
                                                                                            -------          -------

   Cash flows from investing activities:
         Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,929)          (5,345)
         Payment for business acquisitions, net of cash acquired   . . . . . . . . . .         (945)         (12,803)
         Capitalized software development costs  . . . . . . . . . . . . . . . . . . .       (2,853)          (1,616)
         Payment of contingent earn-out agreement  . . . . . . . . . . . . . . . . . .       (1,808)               -
         Investment in equity securities   . . . . . . . . . . . . . . . . . . . . . .            -               (6)
         Proceeds from sale of property and equipment  . . . . . . . . . . . . . . . .           21              160
                                                                                            -------          -------
          Net cash used in investing activities  . . . . . . . . . . . . . . . . . . .      (10,514)         (19,610)
                                                                                            -------          -------
   Cash flows from financing activities:
         Reductions of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (12,007)          (1,193)
         Proceeds from exercise of stock options   . . . . . . . . . . . . . . . . . .        4,527            1,051
         Acquisitions of treasury stock  . . . . . . . . . . . . . . . . . . . . . . .         (767)               -
         Issuance costs related to stock-based financing activities  . . . . . . . . .           -               (90)
         Distributions to pooled entities stockholders   . . . . . . . . . . . . . . .           -              (825)
                                                                                            -------          -------
          Net cash used in financing activities  . . . . . . . . . . . . . . . . . . .       (8,247)          (1,057)
                                                                                            -------          -------
   Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . .          513           (8,682)
   Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . .       64,099           74,695
                                                                                            -------          -------
   Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . .      $64,612          $66,013
                                                                                            =======          =======


   The accompanying notes are an integral part of these financial statements.

                         LANDMARK GRAPHICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

          The accompanying unaudited consolidated financial statements of Landmark Graphics Corporation and subsidiaries (the "Company" or "Landmark") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Unless the context otherwise requires, the term "Landmark" refers to Landmark Graphics Corporation and the term "Company" refers to Landmark and its subsidiaries. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1995 Annual Report on Form 10-K.

         The consolidated financial statements for the three-month and six-month periods ended December 31, 1994 have been restated to give effect to acquisitions which have been accounted for as pooling of interests (see "Acquisitions" below).

         The unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair statement of the results of the interim periods presented. Results for the interim periods are not necessarily indicative of results for the year. All significant intercompany balances and transactions have been eliminated.

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

GeoGraphix, Inc.

         On June 5, 1995, the Company acquired all of the outstanding common stock of GeoGraphix, Inc. ("GeoGraphix"), a Denver, Colorado based company, in a transaction accounted for as a pooling of interests and, accordingly, the consolidated financial statements for the three-month and six-month periods ended December 31, 1994 have been restated to include the accounts of GeoGraphix.

DRD Corporation

         On February 28, 1995 the Company purchased certain assets and assumed certain liabilities of DRD Corporation ("DRD") of Tulsa, Oklahoma in exchange for cash consideration of approximately $5.8 million. The Company also incurred accounting, legal and investment banking costs of approximately $600,000 related to the acquisition. The assets acquired primarily consisted of drilling and completion engineering software applications as well as in-process research and development activities. The acquisition was accounted for using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition.

MGI Associates, Inc.

         On September 29, 1994, the Company purchased all the issued and outstanding capital stock of MGI Associates, Inc., ("MGA), a company based in Dallas, Texas, which develops personal computer-based economics and reservoir engineering software products designed to aid asset teams, including production and drilling engineers, in oil and gas exploration. The Company acquired MGA for consideration of approximately $13.3 million which consisted of cash of $10.5 million paid to acquire the stock, $1.2 million paid to retire certain related party debt and approximately $1.6 million of acquisition related costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition.

         Under the terms of the original MGA acquisition agreement, the Company was obligated to make earn-out payments, based upon the financial performance of MGA, over a period of four years with a net present value (as of July 1, 1994) of up to $6.0 million. On September 29, 1995, the stock purchase agreement was amended to guarantee a total earn-out of $6.9 million payable over a three-year period starting September 30, 1995.

         Additionally, in connection with the MGA transaction, the Company acquired an option to purchase the equity interests of a corporation owned by certain of the former shareholders of MGA in exchange for a line of credit guarantee. The option is exercisable no later than October 31, 1997 at an exercise price which is based upon the corporation's financial results. In no event will the net present value of the option price be less than $8.0 million.

Stratamodel, Inc.

         On September 28, 1994, the Company acquired all of the equity interests of Stratamodel, Inc. ("Stratamodel"), a Houston, Texas based company, in a transaction accounted for as a pooling of interests.

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

LONG-TERM DEBT

         In October 1995, the Company paid in full the amounts outstanding under its term loan and existing credit facility. On December 15, 1995, the Company terminated its $25.0 million credit facility and entered into a $100.0 million revolving credit agreement with a syndicate of five banks. The term of this credit facility is three years.

         The agreement contains certain restrictive and financial covenants, including those related to indebtedness, net worth and fixed charges, and provides for guarantees by certain subsidiaries of Landmark. At December 31, 1995, there were $2.4 million in letters of credit and no revolving loans outstanding under the facility, and the Company was in compliance with the covenants.

MERGER COSTS

         Merger costs for the six months ended December 31, 1995 include the accounting and legal costs related to the acquisition of Tech Logic. Merger costs for the six months ended December 31, 1994 consisted primarily of the accounting, legal and investment banking costs related to the completion of the Stratamodel acquisition.

RESTRUCTURING CHARGES AND OTHER NON-RECURRING CHARGES

         In July 1995, the Company completed a strategic planning process which concluded with the decision to proactively realign resources. A restructuring charge of $3.1 million was recorded to reflect severance costs for terminated employees, facility consolidation and write-down of certain assets of the Company.

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

CASH FLOW INFORMATION

         Net cash provided by operating activities reflects cash payments for interest and income taxes as follows (in thousands) (unaudited):

                                                                      Six  Months Ended
                                                                         December 31,
                                                                    -----------------------
                                                                      1995          1994
                                                                    ---------     ---------
                                                                                  (Restated)
     Income taxes  . . . . . . . . . . . . . . . . . . . . . .      $1,389          $ 1,324

     Interest  . . . . . . . . . . . . . . . . . . . . . . . .      $  404         $    490

         During the six month periods ended December 31, 1995 and 1994, there were non-cash financing activities of $1,116,000 and $267,000, respectively, relating to tax benefits received from the exercise of non-qualified stock options by employees.

TREASURY STOCK

         On November 6, 1995, Landmark's Board of Directors approved a plan for the Company to repurchase shares of its Common Stock on the open market. The repurchase program is intended to minimize the dilutive effects of the Company's employee stock option program on the Company's earnings per share.
In November 1995, the Company repurchased 40,000 shares of its Common Stock, of which 33,000 were reissued upon the exercise of employee stock options.

OTHER
         In December 1995, ten of Landmark's officers executed severance agreements that would be invoked upon a change in control of the Company.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Management's Discussion and Analysis of Financial Condition and Results of Operations is the Company's analysis of its financial performance and of significant trends which may impact future performance. It should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto. On September 20, 1995, the Company acquired all of the outstanding common stock of Tech Logic, Inc. ("Tech Logic") in an acquisition accounted for as a pooling of interests. On June 5, 1995, the Company acquired all of the outstanding common stock of GeoGraphix, Inc. ("GeoGraphix") in an acquisition accounted for as a pooling of interests. On February 28, 1995, the Company purchased certain assets and assumed related liabilities of DRD Corporation ("DRD") in an acquisition accounted for as a purchase. On September 29, 1994, the Company acquired all of the outstanding common stock of MGI Associates, Inc. ("MGA") in an acquisition accounted for as a purchase. On September 28, 1994, the Company acquired all of the equity interests of Stratamodel, Inc. ("Stratamodel") in an acquisition accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements included elsewhere herein give effect to the acquisitions accounted for as pooling of interests (other than Tech Logic) for all periods presented and include the results of acquired operations accounted for as purchases and Tech Logic since the dates of acquisition. The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto.

         The Company, incorporated in 1982, designs, markets and supports software, services and systems which are used in exploration and production efforts of oil and gas companies worldwide. The Company derives revenue from licensing software products, providing related professional and consulting services and reselling hardware. Customers pay the Company an initial license fee for the software. Generally, revenue from software and hardware product sales is recognized by the Company upon shipment. Customers have the option to pay an annual maintenance fee, calculated as a percentage of current list price, which entitles them to routine support and product updates. The Company generally recognizes revenue related to customer support agreements ratably over the contract period.

         Many of the Company's customers are shifting from functional organizations to interdisciplinary teams, which is creating the need for integrated products and service sales. Accordingly, the Company's sales, marketing and support organizations are currently being reconfigured to better address the emerging "solutions" market. These solution sales have the longer term potential of generating larger contracts and more recurring revenue; however, they can also lengthen customers' decision-making processes.

         The transition of the Company's sales organization will continue throughout the current fiscal year and at least into the first half of fiscal year 1997. The transition includes recruiting additional professional sales management, strengthening market capabilities, as well as building a professional and technical consulting organization. This transition may have a negative impact on the Company's growth during this period but will position the Company for the ongoing prospects that the market has to offer over the longer term. The Company believes that their competitors are dealing with similar changes in their sales and marketing organizations.

RESULTS OF OPERATIONS -   FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

         Total revenue. Total revenue for the second quarter of fiscal 1996 ("Current Quarter") increased approximately $4.9 million, or 11 percent, as compared with the second quarter of fiscal 1995 ("Comparable Quarter"). The increase is primarily due to a 30 percent growth in services revenue. International revenue comprised 54 percent of total revenue for the Current Quarter compared to 58 percent for the Comparable Quarter.

          Software product sales. Software product sales consist of licensing fees for the Company's proprietary and third party software. Software product sales increased approximately $462,000, or two percent, from the Comparable Quarter. The increase in software sales is mainly due to the higher revenues in the Current Quarter from sales of production engineering applications and geological applications offset by lower revenue from geophysical application sales. Software product revenue as a percentage of total revenue decreased from the Comparable Quarter; however, this revenue will continue to be a significant but declining portion of total revenue. Future growth in software product sales is, in part, dependent upon the Company's ability to bring innovative software products to the market ahead of its competitors.

         Hardware product sales. Hardware product sales relate to the resale of third party computer hardware. Hardware product sales increased approximately $347,000 from the Comparable Quarter.

         Services. Services revenue relates to maintenance and support of the Company's hardware and software products, and increasingly from revenue from a variety of other professional services, including implementation, consulting and integration of applications, offered to customers. Services revenue increased approximately $4.1 million, or 30 percent, in the Current Quarter from the Comparable Quarter. This increase is primarily attributable to a 26 percent increase in software support sales and a 39 percent increase in professional services revenue. This increase in services revenue reflects the Company's strategy to develop additional sources of recurring revenue streams.

          Cost of software product sales. Cost of software product sales as a percentage of software product sales was 11 percent in both the Current Quarter and Comparable Quarter. As the Company develops and releases new products or embeds third party software within its own software, software development costs and the related amortization has and may continue to increase and could negatively affect the software product margin.

         Cost of hardware product sales. Cost of hardware product sales as a percentage of hardware product sales increased to 90 percent in the Current Quarter compared to 83 percent in the Comparable Quarter. The increase is due to the Company's offering of sales discounts to customers in response to competitive pressures, particularly in the United States market. As price competitiveness in the computer hardware industry persists, discounts and the resulting impact on hardware product margins may continue. Since hardware revenue contributes a lower margin, the Company plans primarily to offer hardware sales to customers who desire comprehensive system solutions.

         Cost of services. Cost of services decreased as a percentage of the related revenue from 61 percent in the Comparable Quarter to 49 percent in the Current Quarter. This decrease in cost as a percentage of related revenue is mainly attributable to the higher revenues associated with the expanding installed base with only a minimal increase in related cost.

         Research and development. Research and development ("R&D") costs increased $457,000, or 10 percent, in the Current Quarter compared to the Comparable Quarter. As a percentage of revenue, R&D costs were 10 percent for the three months ended December 31, 1995 and 1994. The Company capitalized $1.5 million, or 23 percent, of total R&D costs during the Current Quarter, as compared to $808,000, or 15 percent, of total R&D costs during the Comparable Quarter. The Company amortized $905,000 and $769,000 of capitalized software costs in the Current Quarter and Comparable Quarter, respectively.

         Selling, marketing and administrative. Selling, marketing and administrative expenses increased approximately $2.0 million, or 13 percent, for the Current Quarter from the Comparable Quarter. The increase is primarily a result of increased personnel costs associated with the transition of the sales, marketing and support organizations and higher costs related to the Company's upgrade of its information systems. As a percentage of total revenue, these costs were 34 percent in the Current Quarter and 33 percent in the Comparable Quarter.

         Other, net. Other, net increased approximately $88,000 from the Comparable Quarter to the Current Quarter. This increase is primarily due to lower interest expense due to the payoff of the Company's term loan and credit revolver in October 1995.

         Taxes. Provisions for income taxes of $2.6 million and $2.0 million were recorded in the three months ended December 31, 1995 and 1994, respectively.


RESULTS OF OPERATIONS  -  FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

         Total revenue. Total revenue for the six months ended December 31, 1995 ("Current Period") increased approximately $13.0 million, or 17 percent, as compared with the six months ended December 31, 1994 ("Comparable Period"). The increase is primarily due to a 41 percent growth in services revenue. International revenue comprised 55 percent of total revenue for the Current Period compared to 58 percent for the Comparable Period.

          Software product sales. Software product sales increased approximately $1.8 million, or five percent, from the Comparable Period. Software product revenue as a percentage of total revenue decreased from the Comparable Period; however, this revenue will continue to be a significant but declining portion of total revenue in the future. The increase in software sales is mainly due to the higher revenue in the Current Period from sales of production engineering applications and geological applications offset by lower revenue from geophysical application sales.

         Hardware product sales. Hardware product sales relate to the resale of third party computer hardware. Hardware product sales increased approximately $1.0 million, or seven percent, from the Comparable Period.

         Services. Services revenue increased approximately $10.1 million, or 41 percent, in the Current Period from the Comparable Period. This increase is primarily attributable to a 34 percent increase in software support sales and a 61 percent increase in professional services revenue. This increase in services revenue reflects the Company's strategy to develop additional sources of recurring revenue streams.

         Cost of software product sales. Cost of software product sales as a percentage of software product sales increased from 12 percent in the Comparable Period to 13 percent in the Current Period. As the Company develops and releases new products, software development costs and the related amortization has and may continue to increase and could negatively affect the software product margin.

         Cost of hardware product sales. Cost of hardware product sales as a percentage of hardware product sales increased to 89 percent in the Current Period compared to 83 percent in the Comparable Period. The increase is due to the Company's offering of sales discounts to customers in response to competitive pressures, particularly in the United States market. As price competitiveness in the computer hardware industry persists, discounts and the resulting impact on hardware product margins may continue. Since hardware revenue contributes a lower margin, the Company plans to mainly offer hardware sales to customers who desire comprehensive system solutions.

         Cost of services. Cost of services decreased as a percentage of the related revenue from 62 percent in the Comparable Period to 50 percent in the Current Period. This decrease in cost as a percentage of related revenue is mainly attributable to the higher revenue associated with the expanding installed base with only a minimal increase in related cost.

         Research and development. R&D cost increased $1.0 million, or 12 percent, in the Current Period compared to the Comparable Period. As a percentage of revenue, R&D costs were 11 percent for the Current Period and 12 percent for the Comparable Period. The Company capitalized $2.9 million, or 22 percent, of total R&D costs during the Current Period, as compared to $1.6 million, or 15 percent, of total R&D costs during the Comparable Period. The Company amortized $1.9 million and $1.5 million of capitalized software costs in the Current Period and Comparable Period, respectively.

          Selling, marketing and administrative. Selling, marketing and administrative expenses increased approximately $5.1 million, or 19 percent, for the Current Period from the Comparable Period. The increase is primarily a result of increased personnel costs associated with the transition of the sales, marketing and support organizations and higher costs related to the Company's upgrade of its information systems. Amortization of goodwill increased $441,000 in the Current Period compared to the Comparable Period. As a percentage of total revenue, these costs were 36 percent in the Current Period and 35 percent in the Comparable Period.

          Merger costs. Merger costs for the Current Period include the advisor costs related to the acquisition of Tech Logic. Merger costs for the Comparable Period consisted of advisor costs related to the acquisition of Stratamodel.

          Restructuring and other non-recurring charges. In July 1995, the Company completed a strategic planning process which concluded with the decision to proactively realign its resources. A restructuring charge of $3.1 million was recorded in the Current Period to reflect severance costs for terminated employees, facility consolidation and write-down of certain assets of the Company.

          In connection with the Stratamodel acquisition, the Company adopted a restructuring plan in the Comparable Period designed to eliminate redundancies and consolidate operations. Under the plan, the Company accrued approximately $1.2 million of severance costs for terminated Stratamodel employees and lease costs for Stratamodel's facilities. Additionally, $600,000 of non-recurring costs were recorded for relocation costs and other acquisition related charges.

         Other, net. Other, net increased approximately $209,000, or 13 percent, from the Comparable Period to the Current Period. This increase is due mainly to lower interest expense due to the payoff of the term loan and credit revolver in October 1995 and more favorable foreign currency adjustments in the Current Period.

         Taxes. Provisions for income taxes of $2.7 million and $2.1 million were recorded in the six months ended December 31, 1995 and 1994, respectively.

FINANCIAL CONDITION AND LIQUIDITY

         Cash and cash equivalents increased approximately $513,000 from June 30, 1995. Cash provided by operating activities for the six months ended December 31, 1995 was $19.3 million offset by cash used in investing activities of $10.5 million and cash used in financing activities of $8.3 million.

         Trade accounts receivable decreased by $1.9 million due primarily to improved collections. Management continues its emphasis on improving collections, which has impacted the trade accounts receivable balance and reduced the significant fluctuations experienced in days sales outstanding. Management intends to focus efforts on maintaining days sales outstanding within a 85 to 95 day range.

         Goodwill increased approximately $6.3 million from the balance at June 30, 1995. This amount primarily relates to a guarantee of $6.9 million of earn-out payments for the MGA acquisition and represents cost in excess of fair value of the net assets acquired. The initial MGA guaranteed payment of $1.8 million was paid in September 1995. The goodwill recorded will be amortized on a straight-line basis over a period of seven years.

         Accounts payable and accrued liabilities increased approximately $8.1 million from June 30, 1995 due partially to the recording of the current liability of $2.3 million related to the second MGA guaranteed payment which is due September 30, 1996. The remainder of the difference was due to timing of the receipt and payment of vendor invoices. Based on the nature of these accounts, period to period fluctuations can be expected to continue.

         Current maturities of long-term debt decreased $1.0 million and long-term debt decreased $11.0 million from the balances at June 30, 1995 due to the payoff of the term loan and credit revolver.

         Other long-term liabilities increased approximately $2.8 million from June 30, 1995. This increase represents the final MGA guaranteed payment of $2.8 million which is due September 30, 1997.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and equity financing. On December 15, 1995, the Company terminated its $25.0 million credit facility and entered into a $100.0 million revolving credit agreement with a syndicate of five banks. The agreement contains certain restrictive and financial covenants, including those related to indebtedness, net worth and fixed charges, and provides for guarantees by certain subsidiaries of Landmark. At December 31, 1995 there were $2.4 million in letters of credit and no revolving loans outstanding under their facility and, the Company was in compliance with the covenants. The Company believes funds generated from operations will be sufficient to meet liquidity requirements in the foreseeable future.

         The Company has not paid and cash dividends since its inception and does not intend to pay cash dividends in the future. The Company presently intends to retain earnings for use in its business, with any future decision to pay cash dividends dependent on the Company's growth, profitability, financial condition and other factors the Board of Directors may deem relevant. Furthermore, certain provisions of the Company's revolving credit agreement restrict the Company's ability to pay cash dividends.

         Management continues to evaluate opportunities to acquire product technologies or businesses. These acquisition opportunities may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing. Expenses associated with these potential acquisitions may have an adverse impact on the Company's results of operations in the period the transactions are consummated.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The annual meeting of stockholders of Landmark was held in Houston, Texas, at 10:00 a.m., local time, on November 16, 1995.

   (b) Proxies were solicited by the Board of Directors of Landmark pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees and all nominees were duly elected and, the proposal to amend Landmark's Certificate of Incorporation to increase its authorized common stock, $0.05 par value per share, from 21.4 million shares to 50.0 million shares was duly approved.

   (c) Out of a total of 17,298,159 shares of Landmark common stock outstanding and entitled to vote, 16,014,490 shares were present in person or by proxy, representing approximately 93 percent. The results of the voting on the election of the Board of Directors' nominees were as follows:

                                                Number of Shares             Number of Shares
                                               Voting FOR Election         WITHHOLDING AUTHORITY
                  Nominee for Director             as Director        to Vote for Election as Director
           ------------------------------   -----------------------   ---------------------------------

           Charles L. Blackburn                     15,908,013                    106,477

           S. Rutt Bridges                          15,884,610                    129,880

           James A. Downing II                      15,885,125                    129,365

           Lucio L. Lanza                           15,858,655                    155,835

           Theodore Levitt                          15,923,355                     91,135

           Robert P. Peebler                        15,880,652                    133,838

           Sam K. Smith                             15,879,382                    135,108

           The proposal to adopt the amendment to Landmark's Restated Certificate of
           Incorporation to increase Landmark's authorized common stock, $0.05 par value per share, from 21.4 million shares to 50.0 million shares was approved by the stockholders and the results were as follows:

           Shares voted FOR                         14,272,607

           Shares voted AGAINST                      1,699,028

           Shares ABSTAINED                             42,855

   (d)     Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

                                                                            Incorporation by reference from
                   Exhibit number and description                   Form       Date         File No.       Exhibit
               --------------------------------------               ----       ----         ---- ---       -------
                 (2)         Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
                             ---------------------------------------------------------------------------

                          2.1     Stock Purchase Agreement           8-K     09/29/94        0-17195          2.3
                                  by and among the Company,
                                  MGI Associates, Inc., Munro
                                  Engineering, Inc. all share-
                                  holders of MGI Associates,
                                  Inc.

                          2.1(a)  Addendum No. 1 to Stock            10-Q    09/30/95        0-17195          2.1(a)
                                  Purchase Plan.

                          2.1(b)  Addendum No. 2 to Stock            10-Q    09/30/95        0-17195          2.1(b)
                                  Purchase Plan.

                 (3)        Articles of Incorporation and Bylaws
                            ------------------------------------

                          3.1     Restated Certificate of             NA        NA             NA              NA
                                  Incorporation, as amended.

                 (10)        Material Agreements
                             -------------------

                          10.1    Credit Agreement dated December     NA        NA             NA              NA
                                  15, 1995 between the Company
                                  and ABN AMRO Bank N.V., as
                                  Agent.

                          10.2    Change in Control Agreement          NA        NA             NA              NA
                                  between the Company and
                                  Senior Executives of the
                                  Company

                 (27)        Financial Data Schedule
                             -----------------------

                          27      Financial data schedule as of       NA        NA             NA              NA
                                  and for the six months ended
                                  December 31, 1995.

   (b)     Reports on Form 8-K.

           No report on Form 8-K was filed by the Company during the quarter ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               LANDMARK GRAPHICS CORPORATION



Date:   February 12, 1996      By:  /s/Robert P. Peebler
                                    --------------------------------------------
                                    Robert P. Peebler
                                    President and Chief Executive Officer


                               By:  /s/William H. Seippel
                                    --------------------------------------------
                                    William H. Seippel
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                       Index to Exhibits

Exhibit 3.1     Restated Certificate of Incorporation, as amended.

Exhibit 10.1 Credit Agreement dated December 15, 1995 between the Company and ABN AMRO Bank N.V., as Agent.

Exhibit 10.2 Change in Control Agreement between the Company and Senior Executives of the Company.

Exhibit 27 Financial Data Schedule as of and for the six months ended December 31, 1995.