Form 10-Q
period 1996-03-31
LANDMARK GRAPHICS CORP
filed 1996-05-13
CIK 749510

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

The number of shares outstanding of the Registrant's common stock, $0.05 par value, as of May 1, 1996, was 17,260,896.

================================================================================

                                     INDEX



                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Consolidated Balance Sheets -
         As of March 31, 1996 and June 30, 1995 . . . . . . . . . . . . . . . . . .                1


    Consolidated Statements of Operations -
         For the Three Months and Nine Months Ended March 31, 1996
         and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2


    Consolidated Statements of Cash Flows -
         For the Nine Months Ended March 31, 1996 and 1995  . . . . . . . . . . . .                3


    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .                4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . .                9



                                               PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . .               16


    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               17

                         LANDMARK GRAPHICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)


                                                                        March 31,             June 30,
                                                                          1996                  1995
                                                                        ---------            ---------
                                                                        (Unaudited)
                               ASSETS

Current assets:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .         $  55,028            $  64,099
Receivables:
   Trade accounts receivable, net of allowance  . . . . . . . .            47,003               51,984
   Current income tax receivable  . . . . . . . . . . . . . . .               873                1,003
   Accrued revenue and other receivables  . . . . . . . . . . .             8,456                7,838
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,153                4,340
Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . .             5,474                3,004
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .             3,837                3,847
                                                                        ---------            ---------
     Total current assets . . . . . . . . . . . . . . . . . . .           124,824              136,115
Property and equipment, net . . . . . . . . . . . . . . . . . .            47,642               47,503
Software development costs, net . . . . . . . . . . . . . . . .            11,031                7,932
Intangibles, net  . . . . . . . . . . . . . . . . . . . . . . .            22,876               11,949
Other long-term assets, net . . . . . . . . . . . . . . . . . .             7,009                7,652
                                                                        ---------            ---------
Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . .         $ 213,382            $ 211,151
                                                                        =========            =========
            LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . .         $  13,867            $   9,488
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . .            13,029               10,823
  Deferred maintenance fees . . . . . . . . . . . . . . . . . .            19,530               14,597
  Income taxes payable  . . . . . . . . . . . . . . . . . . . .               121                2,683
  Current maturities of long-term debt  . . . . . . . . . . . .                 -                1,007
                                                                        ---------            ---------
     Total current liabilities  . . . . . . . . . . . . . . . .            46,547               38,598
Deferred income taxes . . . . . . . . . . . . . . . . . . . . .             2,590                2,590
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .                 -               11,000
Other long-term liabilities . . . . . . . . . . . . . . . . . .             2,943                   65
                                                                        ---------            ---------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . .            52,080               52,253
                                                                        ---------            ---------
Common stockholders' equity:
  Common stock, $0.05 par value; 17,498 shares issued and 17,260 outstanding at March 31, 1996, and 17,086 shares issued and
    outstanding at June 30, 1995  . . . . . . . . . . . . . . .               875                  854
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . .           128,419              122,407
  Retained earnings . . . . . . . . . . . . . . . . . . . . . .            36,143               35,637
  Treasury stock  . . . . . . . . . . . . . . . . . . . . . . .           (4,135)                    -
                                                                        ---------            ---------
       Total common stockholders' equity  . . . . . . . . . . .           161,302              158,898
                                                                        ---------            ---------
Total Liabilities and Common Stockholders' Equity . . . . . . .         $ 213,382            $ 211,151
                                                                        =========            =========

   The accompanying notes are an integral part of these financial statements

                         LANDMARK GRAPHICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                             Three Months Ended          Nine Months Ended
                                                                  March 31,                   March 31,
                                                           -----------------------    ------------------------
                                                              1996        1995           1996          1995
                                                           ---------    ---------     ---------     ----------
                                                                        (Restated)                  (Restated)
Revenue:
  Software product sales  . . . . . . . . . . . . .        $  18,887    $  22,634     $  57,623     $  59,553
  Hardware product sales  . . . . . . . . . . . . .            5,875        8,368        22,155        23,611
  Services  . . . . . . . . . . . . . . . . . . . .           18,576       13,968        53,542        38,821
                                                           ---------    ---------     ---------     ---------
    Total revenue . . . . . . . . . . . . . . . . .           43,338       44,970       133,320       121,985

Cost of revenue:
  Cost of software product sales  . . . . . . . . .            2,287        2,879         7,144         7,295
  Cost of hardware product sales  . . . . . . . . .            5,480        6,683        19,908        19,327
  Cost of services  . . . . . . . . . . . . . . . .            9,823        7,850        27,237        23,220
                                                           ---------    ---------     ---------     ---------
    Total cost of revenue . . . . . . . . . . . . .           17,590       17,412        54,289        49,842
                                                           ---------    ---------     ---------     ---------
      Gross profit  . . . . . . . . . . . . . . . .           25,748       27,558        79,031        72,143

Operating expenses:
  Research and development  . . . . . . . . . . . .            6,253        5,165        16,362        14,229
  Selling, marketing and administrative . . . . . .           16,488       15,295        48,952        42,631
  Acquired research and development costs . . . . .           11,250        3,700        11,250         3,700
  Restructuring, merger and other costs . . . . . .            1,000            -         4,172         2,962
                                                           ---------    ---------     ---------     ---------
    Total operating expenses  . . . . . . . . . . .           34,991       24,160        80,736        63,522
                                                           ---------    ---------     ---------     ---------
Income (loss) from operations . . . . . . . . . . .           (9,243)       3,398        (1,705)        8,621
Other, net  . . . . . . . . . . . . . . . . . . . .              811          898         2,671         2,548
                                                           ---------    ---------     ---------     ---------
Income (loss) before income taxes . . . . . . . . .           (8,432)       4,296           966        11,169
Provision (benefit) for income taxes  . . . . . . .           (2,464)       1,107           261         3,189
                                                           ---------    ---------     ---------     ---------
Net income (loss) . . . . . . . . . . . . . . . . .        $  (5,968)   $   3,189     $     705     $   7,980
                                                           =========    =========     =========     =========
Income (loss) per common and common equivalent
share . . . . . . . . . . . . . . . . . . . . . . .        $   (0.34)   $    0.18     $    0.04     $    0.46
                                                           =========    =========     =========     =========
Weighted average common and common equivalent
shares outstanding .  . . . . . . . . . . . . . . .           17,426       17,370        17,854        17,416





   The accompanying notes are an integral part of these financial statements.

                         LANDMARK GRAPHICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                          Nine Months Ended
                                                                                               March 31,
                                                                                       -------------------------
                                                                                         1996             1995
                                                                                       --------        ---------
                                                                                                       (Restated)
Cash flows from operating activities:
   Net income                                                                          $    705        $   7,980
    Adjustments to reconcile net income to net cash provided
      by operating activities:
       Acquired research and development  . . . . . . . . . . . . . . . . . . . . .      11,250            3,700
       Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,536            6,160
       Amortization of goodwill/other assets  . . . . . . . . . . . . . . . . . . .       1,508              904
       Amortization of capitalized software development costs . . . . . . . . . . .       2,655            2,349
       Restructuring charges/asset write-downs  . . . . . . . . . . . . . . . . . .       2,078                -
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,068            2,231
   Changes in assets and liabilities, net of the effects of purchased businesses:
      Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,740           (2,233)
      Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10           (1,836)
      Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,272)             122
      Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,014             (579)
      Accounts payable/accrued liabilities. . . . . . . . . . . . . . . . . . . . .       3,661            3,312
      Deferred maintenance fees . . . . . . . . . . . . . . . . . . . . . . . . . .       1,763           (2,015)
      Deferred income taxes/income taxes payable  . . . . . . . . . . . . . . . . .      (2,161)           1,097
                                                                                       --------        ---------
       Net cash provided by operating activities. . . . . . . . . . . . . . . . . .      35,555           21,192
                                                                                       --------        ---------
Cash flows from investing activities:
      Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (10,564)         (10,205)
      Payment for business acquisitions, net of cash acquired   . . . . . . . . . .     (16,159)         (19,203)
      Capitalized software development costs  . . . . . . . . . . . . . . . . . . .      (4,358)          (2,501)
      Payment of guaranteed purchase price  . . . . . . . . . . . . . . . . . . . .      (1,808)               -
      Investment in equity securities . . . . . . . . . . . . . . . . . . . . . . .           -               (6)
      Proceeds from sale of property and equipment. . . . . . . . . . . . . . . . .          21              160
                                                                                       --------        ---------
       Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .     (32,868)         (31,755)
                                                                                       --------        ---------
Cash flows from financing activities:
      Reductions of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (12,007)          (1,443)
      Proceeds from exercise of stock options . . . . . . . . . . . . . . . . . . .       6,055            1,333
      Acquisitions of treasury stock  . . . . . . . . . . . . . . . . . . . . . . .      (5,806)               -
      Distributions to pooled entities stockholders . . . . . . . . . . . . . . . .           -             (825)
                                                                                       --------        ---------
       Net cash used in financing activities  . . . . . . . . . . . . . . . . . . .     (11,758)            (935)
                                                                                       --------        ---------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . .      (9,071)         (11,498)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . .      64,099           74,695
                                                                                       --------        ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . .    $ 55,028        $  63,197
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

         The consolidated financial statements for the three-month and nine-month periods ended March 31, 1995 have been restated to give effect to acquisitions which have been accounted for as poolings of interests (see "Acquisitions" below).

         The unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair statement of the results of the interim periods presented. Results for the three-month and nine-month periods ended March 31, 1996, are not necessarily indicative of results for the fiscal year ending
June 30, 1996. All significant intercompany balances and transactions have been eliminated.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

ACQUISITIONS

Western Atlas International, Inc.

         On March 29, 1996, the Company purchased certain assets and assumed certain liabilities of Western Atlas International, Inc. ("WAII") of Houston, Texas in exchange for cash consideration of approximately $12.1 million. The Company also incurred accounting, legal and investment banking costs of approximately $750,000 related to the acquisition. The assets acquired primarily consisted of oil and gas exploration and production software applications as well as in-process research and development activities. The acquisition was accounted for using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition and were not material.

Verticomp, Inc.

         In September, 1995, the Company entered into a note purchase agreement with Verticomp, Inc. ("Verticomp"), a Houston, Texas-based company. The note purchase agreement granted the Company the option to purchase certain assets and assume certain liabilities of Verticomp in exchange for cash consideration of approximately $650,000. On January 1, 1996, the Company exercised the option. Assets acquired primarily consisted of oil and gas production software applications as well as in-process research and development activities. The acquisition was accounted for using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition and were not material.

Tech Logic, Inc.

         On September 20, 1995, the Company acquired all of the outstanding common stock of Tech Logic, Inc. ("Tech Logic"), a Woodinville,
Washington-based company. Tech Logic has developed an interactive, integrated 3D geological modeling system known as IREX.

         In connection with the acquisition, the Company issued a total of 74,637 shares of its Common Stock in exchange for all of the outstanding common stock of Tech Logic in a transaction accounted for as a pooling of interests. Due to the immateriality of this transaction and its effect on the historical consolidated financial statements of the Company for prior periods, those statements have not been restated to reflect the operating results and financial condition of Tech Logic.

GeoGraphix, Inc.

         On June 5, 1995, the Company acquired all of the outstanding common stock of GeoGraphix, Inc. ("GeoGraphix"), a Denver, Colorado-based company, in a transaction accounted for as a pooling of interests and, accordingly, the consolidated financial statements for the three-month and nine-month periods ended March 31, 1995 have been restated to include the accounts of GeoGraphix.

DRD Corporation

         On February 28, 1995, the Company purchased certain assets and assumed certain liabilities of DRD Corporation ("DRD") of Tulsa, Oklahoma in exchange for cash consideration of approximately $5.8 million. The Company also incurred accounting, legal and investment banking costs of approximately $600,000 related to the acquisition. The assets acquired primarily consisted of drilling and completion engineering software applications as well as in-process research and development activities. The acquisition was accounted for using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition.

MGI Associates, Inc.

         On September 29, 1994, the Company purchased all the issued and outstanding capital stock of MGI Associates, Inc., ("MGA"), a company based in Dallas, Texas, which develops personal computer-based economics and reservoir engineering software products designed to aid asset teams, including production and drilling engineers, in oil and gas exploration. The Company acquired MGA for initial consideration of approximately $13.3 million which consisted of cash of $10.5 million paid to acquire the stock, $1.2 million paid to retire certain related party debt and approximately $1.6 million of acquisition related costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition.

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

         Originally, in connection with the MGA transaction, the Company acquired an option to purchase the equity interests of a corporation owned by certain of the former shareholders of MGA ("Argus") in exchange for a $3.0 million line of credit guarantee. On April 29, 1996, this option agreement was terminated and the Company was assigned ownership of certain software previously owned by Argus. The Company's guarantee of the $3.0 million line of credit remains in effect. The Company is currently making interest payments on behalf of Argus and could be called upon to perform on the guarantee.

Stratamodel, Inc.

         On September 28, 1994, the Company acquired all of the equity interests of Stratamodel, Inc. ("Stratamodel"), a Houston, Texas-based company, in a transaction accounted for as a pooling of interests.

         Stratamodel's reservoir characterization and modeling software products are designed to aid geoscientists in oil and gas exploration and production. In connection with the acquisition, the Company issued a total of 413,911 shares of its Common Stock in exchange for all of the equity interests of Stratamodel, which included common stock, stock options and warrants. In addition, the Company retired all of Stratamodel's outstanding debt of approximately $510,000 and paid certain acquisition-related expenses of Stratamodel of approximately $293,000.

SOFTWARE DEVELOPMENT COSTS

          In addition to the $4.4 million of software development costs capitalized during the nine months ended March 31, 1996, the Company recorded approximately $1.5 million of software development costs in connection with the Western Atlas purchase. The amounts recorded in connection with the purchase reflect the estimated fair market value to the Company of the software acquired.

INTANGIBLES

         Intangibles consist primarily of goodwill, which represents the cost in excess of the fair market value of the net assets of companies acquired and is being amortized on a straight-line basis over a period of eight to twelve years. During the nine months ended March 31, 1996, the Company recorded goodwill in connection with Western Atlas and Verticomp acquisitions of approximately $5.2 million and recorded $6.9 million of guaranteed purchase payments for the MGA acquisition.

LONG-TERM DEBT

          In October 1995, the Company paid in full the amounts outstanding under its term loan and existing credit facility. On December 15, 1995, the Company terminated its $25.0 million credit facility and entered into a $100.0 million revolving credit agreement with a syndicate of seven banks. The term of this credit facility is three years.

         The agreement contains certain restrictive and financial covenants, including those related to indebtedness, net worth and fixed charges, and provides for guarantees by certain subsidiaries of Landmark. At March 31, 1996, there were $2.7 million in letters of credit and no revolving loans outstanding under this facility, and the Company was in compliance with the loan covenants.

ACQUIRED RESEARCH AND DEVELOPMENT

         Acquired research and development costs for the three-month and nine-month periods ended March 31, 1996 relate to in-process research and development activities acquired in connection with the purchase of certain assets and assumption of certain liabilities of WAII and of Verticomp. The Company evaluated the status of those acquired development activities and determined that certain projects require further development by the Company, had not reached technological feasibility under the Company's software development plans and did not have alternative future uses to the Company. The Company performed a separate valuation of the replacement cost of these activities and determined the replacement cost related to the activities of WAII approximated $11.0 million. The replacement cost related to the in-process research and development activities of Verticomp was determined to approximate $250,000.

         In the periods ended March 31, 1995, acquired research and development costs relate to in-process research and development activities acquired in connection with the DRD purchase. The Company determined the replacement cost of these activities was approximately $3.7 million.

RESTRUCTURING, MERGER AND OTHER COSTS

         In the three-month period ended March 31, 1996, the Company recorded merger, restructuring and other non-recurring charges of $1.0 million. The charge reflects the write-off of redundant assets and activities, including capitalized software of the Company, that would be replaced by the acquired WAII applications.

         In July 1995, the Company completed a strategic planning process which concluded with the decision to proactively realign resources. A restructuring charge of $3.1 million is included in the results of operations for the nine months ended March 31, 1996 to reflect severance costs for terminated employees, facility consolidation and write-down of certain assets of the Company.

         Merger costs in the prior year of $1.2 million consisted of advisor costs in connection with the Stratamodel acquisition. Related to the Stratamodel acquisition, the Company adopted a restructuring plan designed to eliminate redundancies and consolidate operations. Under the plan, the Company recorded approximately $1.2 million in restructuring charges consisting of severance costs for terminated employees and lease costs associated with duplicate facilities. Additionally, non-recurring charges of approximately $600,000 were incurred in connection with the acquisition, including relocation and other acquisition-related costs.

INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

         Income (loss) per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include the number of shares issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method. In the case of a net loss, no shares are assumed to be issued upon exercise of stock options because such shares would have an antidilutive effect on the calculation.

         For purposes of the income per share computation, the shares issued in exchange for the equity interests of pooled entities have been treated as if they had been issued and outstanding for all periods presented.

CASH FLOW INFORMATION

         Net cash provided by operating activities reflects cash payments for interest and income taxes as follows (in thousands) (unaudited):

                                                                          Nine  Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                          1996          1995
                                                                        --------    ----------
                                                                                    (Restated)
         Income taxes  . . . . . . . . . . . . . . . . . . . . . .      $  1,656     $  1,358
         Interest  . . . . . . . . . . . . . . . . . . . . . . . .      $    404     $    771

         During the nine-month periods ended March 31, 1996 and 1995, there were non-cash financing activities of $1.4 million and $356,000, respectively, relating to tax benefits received from the exercise of non-qualified stock options by employees.

TREASURY STOCK

         On November 6, 1995, Landmark's Board of Directors approved a plan for the Company to repurchase shares of its Common Stock on the open market. The repurchase program is intended to minimize the dilutive effects of the Company's employee stock option program on the Company's earnings per share. During the nine-month period ended March 31, 1996, the Company repurchased 320,000 shares of its Common Stock, of which 82,000 shares have been reissued upon the exercise of employee stock options.

OTHER
         In December 1995, ten of Landmark's officers executed severance agreements that would be invoked upon a change in control of the Company.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Management's Discussion and Analysis of Financial Condition and
Results of Operations ("MD&A") is the Company's analysis of its financial performance and of significant trends which may impact future performance. It should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto. Certain of the statements made in the Company's MD&A are forward looking statements related to the transition to integrated solution sales based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: unanticipated delays in implementation/ transition to delivery of integrated solutions; lack of customer acceptance of integrated solutions delivery; uncertainty in oil and gas markets; competitive factors and pricing pressures; timing of development and acceptance of new product/services releases; technical obsolescence of the Company's products/ services; inability to recruit required sales management, marketing and consulting personnel; and the risks detailed from time to time in the Company's SEC reports, including the Form 8-K filed on April 2, 1996 that identifies certain of these important risk factors.

         The Company, incorporated in 1982, designs, markets and supports software, services and systems which are used in exploration and production efforts of oil and gas companies worldwide. The Company derives revenue from licensing software products, providing related professional and consulting services, and reselling hardware. In most instances, customers pay the Company an initial license fee for the software. Generally, revenue from software and hardware product sales is recognized by the Company upon shipment. Customers have the option to pay an annual maintenance fee, calculated as a percentage of current list price, which entitles them to routine support and product updates. The Company generally recognizes revenue related to customer support agreements ratably over the contract period.

         Many of the Company's customers are shifting from functional organizations to interdisciplinary teams, which is creating the need for integrated products and service sales. Accordingly, the Company's sales, marketing and support organizations are currently being reconfigured to better address the emerging "solutions" market. These solution sales have the longer term potential of generating larger contracts and more recurring revenue; however, they can also lengthen customers' decision-making processes. The Company believes that its competitors are dealing with similar changes in their sales and marketing organizations.

         The transition of the Company's sales organization may continue throughout the fourth quarter of fiscal year 1996 and late through the fiscal year 1997. The transition includes recruiting additional professional sales management, strengthening market capabilities, as well as building a professional and technical consulting organization. This transition may have a negative impact on the Company's growth during this period but should position the Company for the ongoing prospects that the market has to offer over the longer term. The Company believes it is very unlikely that it will generate positive earnings growth for the 1996 fiscal year.

         On March 29, 1996, the Company acquired the general application software operations of Western Atlas International, Inc. ("WAII") recorded under the purchase method of accounting. On September 20, 1995, the Company acquired all of the outstanding common stock of Tech

Logic, Inc. ("Tech Logic") in an acquisition accounted for as a pooling of interests. On June 5, 1995, the Company acquired all of the outstanding common stock of GeoGraphix, Inc. ("GeoGraphix") in an acquisition accounted for as a pooling of interests. On February 28, 1995, the Company purchased certain assets and assumed related liabilities of DRD Corporation ("DRD") in an acquisition accounted for as a purchase. On September 29, 1994, the Company acquired all of the outstanding common stock of MGI Associates, Inc. ("MGA") in an acquisition accounted for as a purchase. On September 28, 1994, the Company acquired all of the equity interests of Stratamodel, Inc. ("Stratamodel") in an acquisition accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements included elsewhere herein give effect to the acquisitions accounted for as pooling of interests (other than Tech Logic) for all periods presented and include the results of acquired operations accounted for as purchases and Tech Logic since the dates of acquisition. The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes thereto.


RESULTS OF OPERATIONS -   FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         Total revenue. Total revenue for the third quarter of fiscal 1996 ("Current Quarter") decreased approximately $1.6 million, or four percent, as compared with the third quarter of fiscal 1995 ("Comparable Quarter"). The decrease is primarily due to a 20 percent reduction in software and hardware product revenue, offset in part by a 33 percent increase in services revenue. International revenue comprised 47 percent of total revenue for the Current Quarter compared to 59 percent for the Comparable Quarter.

         Software product sales. Software product sales consist of licensing fees for the Company's proprietary and third party software. Software product sales decreased approximately $3.7 million, or 17 percent, from the Comparable Quarter. The decrease in software sales is mainly due to the lower revenues in the Current Quarter from geophysical application sales. Software product revenue as a percentage of total revenue decreased from the Comparable Quarter. The Company expects that this revenue should continue to be a significant but declining portion of total revenue. Future growth in software product sales is partly dependent upon the Company's ability to bring innovative software products to the market ahead of its competitors.

         Hardware product sales. Hardware product sales relate to the resale of third party computer hardware. Hardware product sales decreased approximately $2.5 million, or 30 percent, from the Comparable Quarter. During the Comparable Quarter, a large international order that contained a significant hardware component contributed to the higher hardware product revenue in that quarter.

         Services. Services revenue relates to maintenance and support of the Company's hardware and software products, and increasingly from revenue from a variety of other professional services, including implementation, consulting and integration of applications, offered to customers. Services revenue increased approximately $4.6 million, or 33 percent, in the Current Quarter from the Comparable Quarter. This increase is primarily attributable to a 25 percent increase in maintenance support sales and a 55 percent increase in professional services revenue. This increase in services revenue reflects the Company's strategy to develop additional sources of recurring revenue streams.

         Cost of software product sales. Cost of software product sales as a percentage of software product sales was 12 percent in the Current Quarter as compared with 13 percent in the Comparable Quarter. As the Company develops and releases new products or embeds third party software within its own software, software product costs and the related amortization may continue to increase and could negatively affect the Company's software product margin.

         Cost of hardware product sales. Cost of hardware product sales as a percentage of hardware product sales increased to 93 percent in the Current Quarter compared to 80 percent in the Comparable Quarter. The lower cost as percentage of hardware product revenue in the Comparable Quarter was mainly a result of the large international order discussed in "Hardware product sales" above and the corresponding higher margin involved. In addition, the Company's offering of sales discounts to customers in response to competitive pressures, particularly in the United States market, negatively affected margins on hardware product sales in the Current Quarter. As price competitiveness in the computer hardware industry persists, discounts and the resulting impact on hardware product margins may continue. Since hardware revenue now contributes a lower margin, the Company primarily offers hardware sales to customers who desire comprehensive system solutions.

         Cost of services. Cost of services decreased as a percentage of the related revenue from 56 percent in the Comparable Quarter to 53 percent in the Current Quarter. This decrease in cost as a percentage of revenue is mainly attributable to the combination of higher revenues associated with the expanding installed base with only a minimal increase in related cost, offset by costs from the higher revenue from professional services, which have higher associated costs.

         Research and development. Research and development ("R&D") costs increased $1.1 million, or 21 percent, in the Current Quarter compared to the Comparable Quarter. As a percentage of revenue, R&D costs were 14 percent for the Current Quarter and 11 percent for the Comparable Quarter. The Company capitalized $1.6 million, or 20 percent, of total R&D costs during the Current Quarter, as compared to $884,000, or 15 percent, of total R&D costs during the Comparable Quarter. The Company amortized $774,000 and $864,000 of capitalized software costs in the Current Quarter and Comparable Quarter, respectively.

         Selling, marketing and administrative. Selling, marketing and administrative expenses increased approximately $1.2 million, or eight percent, for the Current Quarter from the Comparable Quarter. As a percentage of total revenue, these costs were 38 percent in the Current Quarter and 34 percent in the Comparable Quarter. The increase is primarily a result of increased personnel costs associated with the transition of the sales, marketing and support organizations to facilitate the emerging solutions market.

         Acquired research and development costs. Acquired research and development costs of $11.2 million for the Current Quarter relate primarily to the in-process research and development activities acquired in connection with the WAII acquisition. The Company reviewed the status of the acquired research and development activities and determined that certain projects require further development by the Company, that technical feasibility had not been established for certain of these activities under the Company's software development plans and method to account for software development costs. In addition to determining whether technological feasibility had been reached, the Company determined that these projects did not have alternative future uses to the Company. Therefore, a separate valuation of the replacement cost of these activities was performed and resulted in a valuation of $11.0 million. In accordance with generally accepted accounting principles, this amount was expensed at the date of the WAII acquisition. The Company expects to incur approximately $4 to $5 million during the next 12 to 18 months to document, merge and embed the acquired code and development activities into products expected to be released in the future.

         In the Comparable Quarter, $3.7 million was expensed as acquired research and development costs as a result of a similar evaluation performed in connection with the purchase of certain assets of DRD.

         Restructuring, merger and other costs.   During the Current Quarter, a
charge of $1.0 million was recorded to reflect the write-off of redundant assets and activities as a result of the WAII acquisition. This charge included approximately $500,000 for capitalized software that would be replaced by acquired WAII applications and the remainder for personnel and related costs.

         Taxes. A benefit for income taxes of $2.5 million was recorded in the Current Quarter as compared to a provision for income taxes of $1.1 million in the Comparable Quarter. The benefit for income taxes relates primarily to the acquired research and development costs recorded in connection with the WAII purchase.

RESULTS OF OPERATIONS -   FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995

         Total revenue. Total revenue for the nine months ended March 31, 1996 ("Current Period") increased approximately $11.3 million, or nine percent, as compared with the nine months ended March 31, 1995 ("Comparable Period"). The increase is primarily due to a 38 percent growth in services revenue. International revenue comprised 52 percent of total revenue for the Current Period compared to 58 percent for the Comparable Period.

         Software product sales. Software product sales decreased approximately $1.9 million, or three percent, from the Comparable Period. Software product revenue as a percentage of total revenue decreased from the Comparable Period. The Company expects that this revenue should continue to be a significant but declining portion of total revenue in the future. The decrease in software sales is mainly due to the lower revenue from geophysical application sales offset by higher revenue from sales of production engineering applications.

         Hardware product sales. Hardware product sales relate to the resale of third party computer hardware. Hardware product sales decreased approximately $1.5 million, or six percent, from the Comparable Period. During the Comparable Period, a large international order that contained a significant hardware component contributed to the higher hardware product revenue in that period.

         Services. Services revenue increased approximately $14.7 million, or 38 percent, in the Current Period from the Comparable Period. This increase is primarily attributable to a 30 percent increase in maintenance support sales and a 59 percent increase in professional services revenue. This increase in services revenue reflects the Company's strategy of developing additional sources of recurring revenue streams.

         Cost of software product sales. Cost of software product sales as a percentage of software product sales was 12 percent in the both the Current Period and Comparable Period.

         Cost of hardware product sales. Cost of hardware product sales as a percentage of hardware product sales increased to 90 percent in the Current Period compared to 82 percent in the Comparable Period. The lower cost as percentage of hardware product revenue in the Comparable Period was a partially a result of the large international order discussed in "Hardware product sales" above and the corresponding higher margin involved. In addition, the Company's offering of sales discounts to customers in response to competitive pressures, particularly in the United States market, negatively affected margins on hardware product sales in the Current Period. As price competitiveness in the computer hardware industry persists, discounts and the resulting impact on hardware product margins may continue. Since hardware revenue now contributes a lower margin, the Company plans offers hardware sales to customers who desire comprehensive system solutions.

         Cost of services. Cost of services decreased as a percentage of the related revenue from 60 percent in the Comparable Period to 51 percent in the Current Period. This decrease in cost as a percentage of revenue is mainly attributable to the higher revenues associated with the expanding installed base with only a minimal increase in related cost to provide these services.

         Research and development. R&D cost increased $2.1 million, or 15 percent, in the Current Period compared to the Comparable Period. As a percentage of revenue, R&D costs were 12 percent for both the Current Period and Comparable Period. The Company capitalized $4.4 million, or 21 percent, of total R&D costs during the Current Period, as compared to $2.5 million, or 15 percent, of total R&D costs during the Comparable Period. The Company amortized $2.7 million and $2.3 million of capitalized software costs in the Current Period and Comparable Period, respectively.

         Selling, marketing and administrative. Selling, marketing and administrative expenses increased approximately $6.3 million, or 15 percent, for the Current Period from the Comparable Period. As a percentage of total revenue, these costs were 37 percent in the Current Period and 35 percent in the Comparable Period. The increase is primarily a result of increased personnel costs associated with the transition of the sales, marketing and support organizations and higher costs related to the Company's upgrade of its information systems. Amortization of goodwill increased $510,000 in the Current Period compared to the Comparable Period.

         Acquired research and development costs. Acquired research and development costs of $11.2 million for the Current Quarter relate primarily to the in-process research and development activities acquired in connection with the WAII acquisition. The Company reviewed the status of the acquired research and development activities and determined that certain projects require further development by the Company, that technical feasibility had not been established for certain of these activities under the Company's software development plans and method to account for software development costs. In addition to determining whether technological feasibility had been reached, the Company determined that these projects did not have alternative future uses to the Company. Therefore, a separate valuation of the replacement cost of these activities was performed and resulted in a valuation of $11.0 million. In accordance with generally accepted accounting principles, this amount was expensed at the date of the WAII acquisition. The Company expects to incur approximately $4 to $5 million during the next 12 to 18 months to document, merge and embed the acquired code and development activities into products expected to be released in the future.

         In the Comparable Period, $3.7 million was expensed as acquired research and development costs as a result of a similar evaluation in connection with the purchase of certain assets of DRD.

         Restructuring, merger and other costs. In March 1996, a charge of $1.0 million was recorded to reflect the write-off of redundant assets and activities as a result of the WAII acquisition. This charge included approximately $500,000 for capitalized software that would be replaced by acquired WAII applications and the remaining for personnel and related costs. In July

1995, the Company completed a strategic planning process which concluded with the decision to proactively realign its resources. A restructuring charge of $3.1 million was recorded in the Current Period to reflect severance costs for terminated employees, facility consolidation and write-down of certain assets of the Company.

         Merger costs of $1.2 million for the Comparable Period consisted of advisor costs related to the acquisition of Stratamodel. In connection with the Stratamodel acquisition, the Company adopted a restructuring plan in the Comparable Period designed to eliminate redundancies and consolidate operations. Under the plan, the Company accrued approximately $1.2 million of severance costs for terminated Stratamodel employees and lease costs for Stratamodel's facilities. Additionally, $600,000 of non-recurring costs were recorded for relocation costs and other acquisition related charges.

         Other, net. Other, net increased approximately $123,000, or five percent, from the Comparable Period to the Current Period. This increase is due mainly to lower interest expense due to the payoff of the term loan and credit revolver in October 1995.

         Taxes. Provisions for income taxes of $261,000 and $3.2 million were recorded in the nine months ended March 31, 1996 and 1995, respectively.

FINANCIAL CONDITION AND LIQUIDITY

         Cash and cash equivalents decreased approximately $9.1 million from June 30, 1995. Cash provided by operating activities for the nine months ended March 31, 1996 was $35.6 million offset by cash used in investing activities of $32.9 million and cash used in financing activities of $11.8 million.

         Trade accounts receivable decreased by $5.0 million due to improved collections and higher revenues in the fourth quarter of fiscal 1995 as compared to the current quarter. Management continues its emphasis on improving collections, which has impacted the trade accounts receivable balance and reduced the significant fluctuations experienced in days sales outstanding. Management intends to focus efforts on maintaining days sales outstanding within a 85 to 95 day range.

         Software development costs, net increased by $3.1 million from June 30, 1995 due to the $1.5 million of software development costs recorded in connection with the WAII acquisition and the $4.1 million of costs capitalized during the Current Period. These additions were offset by $2.7 million of amortization of software development costs in the Current Period.

         Intangibles increased approximately $10.9 million from the balance at June 30, 1995. This increase is primarily due to the $4.6 million of goodwill recorded from the WAII acquisition and to a guarantee of $6.9 million of earn-out payments for the MGA acquisition. The initial MGA guaranteed payment of $1.8 million was paid in September 1995.

         Accounts payable and accrued liabilities increased approximately $6.5 million from June 30, 1995 due partially to the recording of the $2.3 million current liability related to the second MGA guaranteed payment that is due on September 30, 1996. The remainder of the difference was due to timing of the receipt and payment of vendor invoices. Based on the nature of these accounts, period to period fluctuations can be expected to continue.

         Current maturities of long-term debt decreased $1.0 million and long-term debt decreased $11.0 million from the balances at June 30, 1995 due to the payoff of the term loan and credit revolver in October 1995.

         Other long-term liabilities increased approximately $2.8 million from June 30, 1995. This increase represents the final MGA guaranteed payment of $2.8 million which is due September 30, 1997.

         During the Current Period, the Company repurchased 320,000 shares of its Common Stock for $4.1 million and 82,000 of the shares were reissued upon the exercise of employee stock options. The Company plans to acquire additional shares in the future for reissuance related to employee stock option activity.

         The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and equity financing. On December 15, 1995, the Company terminated its $25.0 million credit facility and entered into a $100.0 million revolving credit agreement with a syndicate of seven banks. The agreement contains certain restrictive and financial covenants, including those related to indebtedness, net worth and fixed charges, and provides for guarantees by certain subsidiaries of Landmark. At March 31, 1996 there were $2.7 million in letters of credit, no revolving loans outstanding under this facility, and the Company was in compliance with the aforementioned loan covenants. The Company believes funds generated from operations will be sufficient to meet liquidity requirements in the foreseeable future.

        In connection with the MGA transaction, the Company acquired an option to purchase the equity interests of a corporation owned by certain of the former shareholders of MGA ("Argus") in exchange for a $3.0 million line of credit guarantee. On April 29, 1996, this option agreement was terminated and the Company was assigned ownership of certain software previously owned by Argus. The Company's guarantee of the $3.0 million line of credit remains in effect. The Company is currently making interest payments on behalf of Argus and could be called upon to perform on the guarantee.

         The Company has not paid cash dividends since its inception and does not intend to pay cash dividends in the future. The Company presently intends to retain earnings for use in its business, with any future decision to pay cash dividends dependent on the Company's growth, profitability, financial condition and other factors the Board of Directors may deem relevant. Furthermore, certain provisions of the Company's revolving credit agreement restrict the Company's ability to pay cash dividends.

         Management continues to evaluate opportunities to acquire product technologies or businesses. These acquisition opportunities may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing. Expenses associated with these potential acquisitions and post acquisition integration issues may have an adverse impact on the Company's results of operations in the period the transactions are consummated or the periods shortly thereafter.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

                                                                     Incorporation by reference from
                   Exhibit number and description           Form            Date        File No.         Exhibit
                   ------------------------------           ----            ----        --------         -------
        (2)        Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
                   ---------------------------------------------------------------------------

            2.1        Purchase Agreement by and            NA               NA            NA               NA
                       between the Company and
                       Western Atlas International,
                       Inc. ("WAII") for certain
                       assets of WAII.


        (27)       Financial Data Schedule
                   -----------------------

           27          Financial data schedule as of        NA               NA            NA               NA
                       and for the nine months ended
                       March 31, 1996.

    (b)  Reports on Form 8-K.

         Form 8-K dated April 2, 1996 which identified important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements of the Company made by or on behalf of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LANDMARK GRAPHICS CORPORATION



Date:   May 10, 1996                   By: /s/ Robert P. Peebler
                                           -------------------------------------
                                           Robert P. Peebler
                                           President and Chief Executive Officer



                                       By: /s/ William H. Seippel
                                           -------------------------------------
                                           William H. Seippel
                                           Vice President, Finance and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                                  INDEX TO EXHIBITS


      Exhibit
      Number                                   Description
      -------                                  -----------

        (2)        Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession


            2.1        Purchase Agreement by and between the Company and Western Atlas International, Inc. ("WAII") for certain assets of WAII.


        (27)       Financial Data Schedule


           27        Financial data schedule as of and for the nine months ended March 31, 1996.