Form 10-K
period 1996-06-30
LANDMARK GRAPHICS CORP
filed 1996-07-29
CIK 749510

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(MARK ONE)
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                       OR
(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-17195

                         LANDMARK GRAPHICS CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     76-0029459
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)
             15150 MEMORIAL DRIVE
                HOUSTON, TEXAS                                  77079-4303
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./X/

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $420,032,529 as of July 23, 1996 based upon the average bid and asked prices of such stock as reported in the National Market System of the National Association of Securities Dealers Automated Quotation System (the "Nasdaq National Market") on that day.

     There were 17,528,052 shares of common stock, $0.05 par value, outstanding at July 23, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Selected designated portions of the Registrant's definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

     The Company designs, markets and supports sophisticated computer-aided exploration ("CAEX") and computer-aided reservoir management ("CARM") software and systems. In more than 70 countries, geologists, geophysicists and petroleum engineers use Landmark products in exploration and production. The Company's applications software transforms vast quantities of seismic, well log economic and other data into detailed computer models of petroleum reservoirs. These models reveal critical information about subsurface formations.

     Landmark offers an extensive line of integrated software applications, for seismic processing, three dimensional ("3D") and two dimensional ("2D") seismic interpretations, geologic and petrophysical interpretation, mapping and modeling, reservoir modeling and simulation well log and production analysis, drilling and production engineering and data management. Through its professional service and consulting business, Landmark provides software training, onsite support, workflow analysis, assistance in designing computer networks, integration of applications, data management services and installation services. In addition to providing software products, the Company is a value-added reseller of workstations and other hardware and provides a range of services, including software and systems support and training, systems configuration and network design, and data loading and management.

     In 1984, Landmark shipped the first commercially available microprocessor-based interactive CAEX system for interpretation of three dimensional seismic data and continues to be a leader in the industry with a series of innovations in 3D seismic technology. The Company has also expanded the breadth of its applications portfolio to include geologic and petrophysical interpretation and analysis, geologic mapping and modeling, seismic data processing, reservoir engineering, reservoir modeling and simulation, drilling and production. The Company believes that there is a significant need in the CAEX and CARM markets for systems that enable geoscientists in different technical disciplines to work in multidisciplinary teams using a common database and integrated tools. In response to this need, the Company has introduced OpenWorks, a software integration and data management platform that offers an open systems computing environment for the concurrent visualization, interpretation, analysis and management of different types of data for exploration and production in a standardized environment. OpenWorks is based on a UNIX operating system, employs standard graphical user interfaces and networking protocols, and functions with the Oracle relational database management system. OpenWorks enables integration of multiple applications, including Landmark's applications as well as third-party applications.

PROPOSED MERGER

     On June 30, 1996, the Company and Halliburton Company ("Halliburton") entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger (the "Merger") of the Company with and into a wholly-owned subsidiary of Halliburton. The Merger Agreement provides for the exchange of
0.574 shares of Halliburton common stock for each outstanding share of the Company's common stock and for all outstanding options to purchase shares of the Company's common stock to be assumed by the corporation surviving the Merger and converted into options to purchase shares of Halliburton common stock. The Merger transaction is subject to the Company's shareholder approval and is expected to be accounted for as a pooling of interests. No adjustments have been made in the accompanying audited financial statements of the Company to give effect to the Merger because the proposed transaction has not been consummated.

INDUSTRY BACKGROUND

     Several trends are driving the oil and gas industry to reduce risk and cost and to increase productivity in exploration and production. In heavily explored regions of the world, many reservoirs that are easy to locate and exploit are already under development or in production; accordingly, the search for additional oil and gas reserves has required increasingly expensive exploration and production programs, often in more complex reservoirs and more remote locations. The increasing difficulty and cost of locating oil and gas and the drive to create a competitive advantage by being the low-cost producer have led companies to seek more efficient ways to discover and develop reserves. At the same time, continuing low oil and gas prices have led many energy companies to reduce exploration and production budgets. These factors make the optimal placement of drilling locations increasingly important, particularly offshore where drilling platforms alone can cost between $25 million and $100 million.

     CAEX and CARM systems provide powerful tools to reduce the incidence of drilling dry holes and improve the productivity and efficiency of both the exploration and production processes. Increasingly, oil and gas companies are seeking to improve efficiency and reduce the risk by employing modeling and analysis techniques throughout the exploration and production process. As a result, oil and gas companies can better capitalize on the enormous amounts of data they have collected in recent years. As the technology has advanced, CAEX and CARM have become accepted and widely used in the industry, facilitating better understanding of the subsurface and providing better results in locating and extracting reserves than traditional methods.

     Early 3D seismic interpretation and analysis were performed on mainframe-based systems. These systems were generally available only to large, integrated oil companies with the substantial resources required to purchase mainframe computers and to develop the associated software. With the shift from mainframe computers to less expensive, powerful workstations and PC's, workstation-based CAEX and CARM systems have become commercially viable. In the 1990's, the movement to client-server computing environments has facilitated work group interaction. The increased ease-of-use and improved price/performance ratios that have resulted from continued technological advances have helped to significantly expand the CAEX and CARM marketplaces in recent years as systems have now become readily available to the entire spectrum of oil and gas companies, including small independents, exploration and production technology boutiques, and national oil companies.

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

     As customers place increasing importance on streamlining work flows between multi-disciplinary teams, the Company believes petroleum companies will demand state-of-the-art software in various technical disciplines which can be easily shared. The ability to access and manage vast quantities of data will also be essential to these companies. The Company is focusing on the organization of internal teams in order to respond to customers' rapidly changing needs. Establishing strong entrepreneurial product groups will enhance the Company's ability to provide the best available software needed by customers. Additionally, the Company believes the creation of an integrated solutions group will expand the Company's ability to provide complete solutions to customers.

     To complement its core 3D seismic interpretation products, the Company has developed, licensed or acquired other products that offer functionality to geologists, geophysicists, reservoir engineers and other earth science professionals. Geologic mapping and seismic processing software applications have become core products along with 3D seismic interpretation and reservoir engineering software applications, and the Company has expanded its offerings of software to support the exploration and production geologist. Several recent acquisitions have significantly expanded the Company's ability to meet the needs of geologists, geophysicists and petroleum engineers:

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

          In June 1995, the Company acquired GeoGraphix, Inc. ("GeoGraphix"), a Denver, Colorado-based company that designs, implements, markets and supports technical mapping and data analysis software.

     These products address unique requirements of the oil and gas exploration and production industry. The technology which GeoGraphix has developed is used by geoscientists, petrophysicists, petroleum engineers and land professionals to organize, visualize and assess data which has a spatial context. GeoGraphix's "smaller-scale" systems for basic geological and engineering problems complement Landmark's traditional solutions designed for the rigorous demands of complex reservoir characterization. The addition of GeoGraphix provides worldwide customers with a broad range of scaleable solutions across the "complexity spectrum" from basic to complex.

          In March 1996, the Company acquired the general application software operations of the Western Atlas Software Division from Western Atlas International, Inc. ("WAII"). The Western Atlas software product families acquired by Landmark involve both exploration and production software product lines, including VIP, a full physics reservoir simulator, as well as SigmaView, a geostatistical application.

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

     Integration of Applications and Data Management. The Company expects that, as the exploration and production industry intensifies its use of technology, there will be an increasing demand for software integration and data management platforms such as OpenWorks. The Company intends to continue the development of OpenWorks, to embrace prevailing technology standards within the OpenWorks platform, and to intensify its marketing of OpenWorks as a means of enabling multidisciplinary teams of geoscientists to work concurrently with the same data and applications.

     Integrated Solutions and Expansion of Services. Landmark has created an Integrated Solutions Group to provide account management, training, first-line support and consulting services across most of Landmark's product groups. In addition, because the Company believes that offering a comprehensive range of services to its customers is a critical aspect of its business, the Company intends to continue enhancing and expanding its range of services to meet the evolving requirements of its customers.

     Broadening of Customer Base. In addition to selling to its established customer base of major multinational and large independent oil companies, the Company sells to small independent oil and gas firms and state-owned energy companies.

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

SEISMIC INTERPRETATION APPLICATIONS

     Landmark's software applications designed primarily to enhance the visualization, interpretation and analysis of 3D and 2D seismic data include the following:

     SeisWorks (3D/2D seismic interpretation). SeisWorks provides a range of capabilities for seismic interpretation and analysis. SeisWorks/3D incorporates full multi-survey merge capabilities. SeisWorks/2D is a complete, stand-alone interpretation package. SeisWorks is fully integrated with the OpenWorks environment for immediate access and data sharing among geophysicists, geologist and engineers.

     EarthCube (high-performance 3D seismic interpretation). EarthCube provides real time seismic interpretation, analysis and visualization in a 3-D integrated environment. EarthCube leverages high-performance graphics and CPU power to combine multiple interpretation and analysis technologies for seismic-based exploration and production.

     SuperSeisWorks (3D seismic interpretation application suite). The SuperSeisWorks suite of applications includes SeisWorks/3D, SeisCube and ZAP!III linked by a single license for convenience and productivity.

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

     TDQ (time-depth conversion). This product allows geoscientists to convert time-based seismic data to depth-based geological data quickly and accurately, and vice versa. It facilitates the use of multiple Landmark applications in a single project.

     PostStack (post stack processing for seismic interpreters). PostStack provides seismic interpreters with the ability to access post stack processing functions to optimize data to show particular features of interest. PostStack is launched from within SeisWorks and uses SeisWorks data for easy user access.

     PAL (seismic attribute extraction). PAL enables interpreters to extract attributes directly from SeisWorks data. PAL provides more than 50 possible attributes, enabling extensive examination of seismic data. These attributes can then be displayed in a SeisWorks map view, overlaid on a VoxCube horizon or evaluated in RAVE.

     SeisWell (well log-to-seismic calibration). Using this software, geoscientists can calibrate well log and seismic data using interactive wavelet extraction technology. These techniques allow geoscientists to create synthetic seismograms and properly establish accurate time-depth relationships that help define a precise earth model (acquired from WAII).

     SeisTie (seismic vintage matching). This software helps geoscientists tie different vintages of seismic data using a wavelet extraction process. By vintage matching different 2D data, or 2D to 3D, or multiple 3D seismic data sets, geoscientists are able to maximize the investment in available seismic data (acquired from WAII).

     3-D Knowledge Integrator (3-D visual integrator). This software is a 3D visual integrator that allows geoscientists and engineers to simultaneously share and quality control interpretations in a common window using multiple data types from multiple applications. Interpreted data is projected to a common 3D scene, where it can be viewed and manipulated to achieve visual integration between disciplines (acquired from WAII).

SEISMIC PROCESSING APPLICATIONS

     These applications provide tools for geoscientists to process complex seismic data on their own workstations, which can eliminate the need to send data to outside contractors.

     MicroMAX (field seismic processing). MicroMAX enables geoscientists to use personal computers to perform various quality control tasks and test seismic data during the data acquisition process.

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

     ProMAX MVA (interpretive velocity modeling). ProMAX MVA (Migration Velocity Analysis) enables geoscientists to construct accurate velocity models for prestack depth migration, giving interpreters improved seismic images of complex geology. ProMAX MVA is an add-on package to ProMAX.

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

     MIMIC+/QUIK+ (forward ray trace modeling). This software is used to create geologic models and perform ray trace modeling to accurately position and model complex subsurface geologic structures (acquired from WAII).

     RAYMAP+ (map migration and depth conversion). This inverse modeling package produces accurate depth and geological maps from interpreted seismic data, using ray tracing techniques. It accurately corrects for overlying structural and velocity distortions while map migrating interpreted horizons and faults to their true spatial location in depth (acquired from WAII).

     SIVA+ (seismic interval velocity analysis). This software provides interactive interval and stacking velocity analysis using model-based ray tracing to compute velocity functions from seismic data. These accurate interval velocities are necessary for proper depth conversion of seismic data (acquired from WAII).

     VESPA+ (wave equation seismic modeling). This software enables geoscientist to analyze the complete seismic response to a layered geologic model by generating full-wave synthetic seismograms for both shot-receiver and vertical seismic profile (VSP) geometries. It can also be used to calibrate amplitude variation with offset (AVO) studies, and to determine seismic acquisition parameters (acquired from WAII).

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

3D RESERVOIR MODELING AND SIMULATION APPLICATIONS

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

     SigmaView (geostatistical and modeling application). SigmaView is a geostatistical modeling and data analysis application that improves a geoscientist's ability to integrate well and seismic data and to quantify uncertainty. Geoscientist can perform geostatistical tests, geostatistical modeling, analysis of the results, and quantification of uncertainty.

     GeoLink (geological-to-engineering upscaling). This product is used to convert geological, stratigraphical, or geostatistical models for use in reservoir simulation. The detailed layers of these models are honored while upscaling to common fluid flow units to input into reservoir simulation packages.

     DESKTOP-VIP (reservoir simulation). A full suite of integrated modules for reservoir simulation, including preprocessing, simulation of complex time dependent fluid injection and recovery process, and postprocessing analysis of the results.

     VIP-ENCORE (black oil reservoir simulation). This software is used to model depletion, conventional waterfloods, and immiscible hydrocarbon gas injection reservoirs.

     VIP-COMP (compositional simulation). Used to model volatile oils, gas condensates, gas cycling, and enhance recovery project using inert gas injection and recycling.

     VIP-THERM (thermal simulation). Used to model hot water, steam injection, compositional or non-isothermal reservoirs.

     2DVIEW/3DVIEW (visualization tool). This software is used to visualize reservoir simulation results in either 2 or 3 dimensions.

     DESKTOP-PVT (equation-of-state phase behavior characterization). This software is used to create a complete equation-of-state (EOS) characterization and then used to extrapolate results under different conditions or for the design of additional reservoir simulation experiments.

PRODUCTION ENGINEERING APPLICATIONS

     The following applications are designed for drilling and production engineering and economics:

     ARIES for Windows (economics and reserve management). ARIES for Windows includes three modules: one for production engineering graphics, one that monitors petroleum reserve activities and volumes and one for economic analysis.

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

     COMPASS for Windows (directional well planning). COMPASS enables oil companies and drilling contractors to plan, analyze and monitor directional wells and identify potential problems during the drilling process.

     ARGUS (geographical information system). ARGUS is a geographic information system that provides many different professionals with a common map-based method of accessing and viewing data stored in multiple databases. It can be used by both geoscientists and managers to better understand relationships among various types of data.

GEOGRAPHIX PRODUCT LINE

     GeoGraphix Exploration System -- GES (geoscientific mapping and data management). GES is comprised of a suite of Windows-based tools optimized for managing cartographic, well and seismic data; creating posted base maps and bubble maps, cross sections, contour maps and 3D displays; calculating reservoir volume; modeling structurally complex surfaces; and generating interactive presentations.

     SeisVision (3D seismic interpretation). As part of the GeoGraphix product line, SeisVision is a Windows NT-based 3D seismic interpretation system. It includes easy data loading, viewing and picking of horizons in a variety of modes, fault interpretation and depth conversion as well as integrated mapping.

     LeaseMap (petroleum land management). In a Windows environment, LeaseMap assists land professionals in managing prospective and producing properties.

     GEMS (reservoir and production engineering). GEMS is a suite of Windows-based reservoir and production engineering applications that allows petroleum engineers to access wellbore information, maximize production and recovery of reserves, determine reservoir limits for future drilling and stimulations, and perform acquisition analysis and reserves reporting.

     Prizm (multi-well log analysis system). Prizm enables geoscientists and petrophysicists to analyze and interpret well log data in a Windows-based environment.

THE OPENWORKS SOFTWARE INTEGRATION AND DATA MANAGEMENT PLATFORM

     The OpenWorks software integration and data management platform allows multidisciplinary teams to efficiently run multiple applications from different disciplines in side-by-side windows and, via a common Oracle database, exchange data among them. OpenWorks also provides a software development platform which can enhance productivity in designing and building new applications, both for the Company and for third-party applications developers. The OpenWorks platform is specifically designed to support modular applications, which are simpler to build, maintain and enhance than large "monolithic" applications. Customers are able to use the OpenWorks tool kit to integrate their own proprietary applications with purchased applications.

     OpenWorks has been developed to provide a standards-based, open systems technology architecture. OpenWorks is based on a UNIX operating system, employs standard graphical user interfaces (X Window System and Motif) and networking protocols (TCP/IP and NFS) and functions with the Oracle relational database management system. Landmark's applications interface with its latest release of the OpenWorks platform. Additional products continue to be written under, or converted or linked to, the OpenWorks platform. OpenWorks also includes several options for directly linking certain applications of third parties. Several third-party software developers, on their own, or as business partners with the Company, have developed new applications under OpenWorks, or linked existing applications to OpenWorks, further expanding the universe of applications capable of being run on the Company's computer-aided exploration systems. In addition, several oil companies have purchased copies of OpenWorks for use by their own developers.

     In addition to OpenWorks, the Company offers Geo-dataWorks. This product is Landmark's application designed for graphical management and querying of geoscience data. It provides users of Landmark's software applications easy access to data without having to become a database expert.

SERVICES

     The opportunities for enhancing Landmark's services offerings are based on a combination of (1) expanding customer need and (2) additional business growth for Landmark. As customers have increasingly moved from traditional functional organizations to multidisciplinary asset teams, they have a need for professional consulting to assist in the reengineering of their workflow processes and organizational structures. In addition, over the last few years, many customers have downsized or eliminated their internal support functions, creating new opportunities to Landmark to provide those services.

     To respond to this opportunity, Landmark has been greatly expanding its service organization, infrastructure, service and educational offerings, and marketing activities. These programs are provided by Company employees who combine oil finding experience, workflow expertise, Landmark technology and products, and information technology and skills. Landmark uses project management practices and methodologies to deliver value to customers through a process that (1) evaluates customers needs and comprehends their business goals, (2) formulates solutions aligned with those goals, and (3) effectively delivers those solutions. Landmark's consulting services include:

     Data Management. This service is designed to create solutions to manage the tremendous amounts of data used by asset teams and that may be located throughout an organization in a variety of disparate data repositories.

     Workflow Improvement. Landmark consultants work with customers to integrate and streamline their geoscience and engineering processes and implement associated support systems.

     Geocomputing Environment. This service evaluates, recommends and implements improvements to a customer's computing infrastructure to support current and future business requirements.

     Application Integration. Consultants integrate a wide range and variety of applications to effectively support operational processes.

     Certified Installation. This service sets up new software and infrastructure to support asset teams without interrupting day-to-day business activities.

     Onsite Client Support. Landmark's onsite support services include applications support, database administration, and computing environment and systems support.

     Landmark also offers standard service contracts which provide customers with updates and enhancements to its software products, telephone support, hardware maintenance and other services.

     Landmark delivers public and private training and education for all its current software products as well as general technology courses. Landmark training courses are developed and taught by geologists, geophysicists and engineers with extensive experience in the industry and with the Company's software. The majority of courses combine lectures and labs with hands-on experience. Courses are taught by certified instructors who are specialists in the subjects they teach.

HARDWARE

     The Company does not develop or manufacture computer hardware. Instead, the Company configures standard commercially available workstations and related hardware with the Company's software applications to satisfy customer requirements. The Company's systems incorporate Sun SPARCstation, IBM RISC System/6000 or Silicon Graphics, Inc. workstations, which employ derivatives of the UNIX operating system. The Company also offers PC-based workstations, which employ derivatives of the DOS, Windows and Windows NT operating systems. The typical system consists of a CPU with memory, mass storage and imaging hardware appropriate for Landmark's data-intensive applications. The Company evaluates other hardware platforms on a continuing basis and supports additional hardware platforms for certain applications, depending on the particular needs of the software and the customer.

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

     As of June 30, 1996, the Company employed approximately 323 people in product design and development functions. During the fiscal years ended June 30, 1996, 1995 and 1994, the Company expended approximately $25.0 million, $19.9 million and $18.4 million, respectively, on product design and development (which figures are net, respectively, of capitalized software development costs of $6.2 million, $3.7 million and $2.7 million). In addition to the amount capitalized in fiscal 1996, the Company capitalized $1.3 million in connection with the WAII acquisition, $1.0 million in connection with Argus (see Note 6 in the Notes to Consolidated Financial Statements included elsewhere herein) and $700,000 in connection with other acquisitions. In addition to the amount capitalized in fiscal 1995, the Company capitalized $600,000 in connection with the acquisition of MGA and $1.2 million in connection with the acquisition of certain assets of DRD.

SEGMENT INFORMATION, MAJOR CUSTOMERS AND EXPORT SALES

     The information regarding the Company's business segments, major customers, foreign and domestic operations and export sales appears in Note 17 in the Notes to Consolidated Financial Statements included elsewhere herein.

MARKETING AND SALES

     The Company believes that personal customer contact is an important factor in marketing its CAEX/CARM systems and therefore sells its systems through a direct sales force located in more than 20 sales and technical support centers worldwide. Sales personnel generally have either a geoscience education or expertise in selling advanced technology-based systems.

     The Company sells products and services to major multinational energy companies, such as Amoco, British Petroleum, Chevron, Conoco, Phillips Petroleum, Royal Dutch/Shell, Texaco and Unocal, and to large independent oil and gas companies, such as Amerada Hess, Enron, Enterprise Oil, Marathon Oil, Maxus Energy, PanCanadian, and Pennzoil. Landmark has also increased the sale of products and services to national and small independent oil and gas companies. For the year ended June 30, 1996, approximately 52% of the Company's total revenues were generated by international sales.

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

     Service revenues are primarily derived from hardware and software service contracts. The service contracts generally have a one-year term and renew automatically unless canceled not less than 30 days prior to the anniversary date. As of June 30, 1996, the twelve-month backlog under such contracts was approximately $29.7 million as compared to approximately $26.5 million at June 30, 1995.

     The Company has also negotiated and signed multi-year contracts with several customers to deliver a combination of products, services and professional consulting. These contracts can enhance customer success by providing greater access to applications along with onsite support, customized training, consulting services and workflow studies to improve their productivity. The Company benefits by establishing a contractual multi-year relationship with customers that provide a defined and continuing revenue stream.

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

COMPETITION

     The market for CAEX/CARM systems is highly competitive. Some of the Company's existing and potential competitors have substantially greater marketing, financial and technical resources than the Company. The Company's existing and potential competitors include a division of Schlumberger, Ltd. and specialized software companies. The Company also experiences competition from certain of the major oil and gas companies which have internally developed, and may continue internally developing, CAEX/CARM systems, thereby limiting the Company's potential customer base. In addition, new competitors are entering the market and competition is intensifying. There can be no assurance that sales of the Company's products will not be adversely affected if its current competitors or new market entrants introduce new products with better functionality, performance, price or other characteristics than the Company's products.

     The Company believes that the principal competitive factors in the CAEX/CARM market are first-to-market advantage, installed base size, software integration, product functionality and performance, the relationship of product price and performance, and customer support and consulting services. The Company believes that it competes effectively with respect to each of these factors.

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

     The Company has applied for U.S. and foreign patents for several of its existing and future products. A U.S. patent covering an invention in the Company's TurboZAP! was issued October 8, 1991 as U.S. Patent 5,056,066. Another patent was issued October 6, 1992 as U.S. Patent 5,153,858 which covers an innovative method for picking horizons in 3D seismic data. Two additional patents, (U.S. Patent 4,821,164 and U.S. Patent 4,991,095) relating to processes for three-dimensional mathematical modeling of underground geologic volumes were issued on April 11, 1989 and February 5, 1991, respectively. U.S. Patent 5,432,751, which was issued July 11, 1995, covers a computerized method of automatically picking horizons from a 3D volume of seismic data traces. The Company acquired from Western Atlas International, Inc., Patent No. 5,416,750, which was issued May 16, 1996, regarding a Bayesian sequential indicator simulator of lithology from seismic data. The above patents will expire 17 years after the issuance date. Other patents are pending seeking coverage for inventions in the Company's new generation of ZAP! products and software acquired from Western Atlas International, Inc. Still other patents are pending seeking coverage for the Company's

OpenWorks method of information communication between concurrently operating computer programs. Software products originated by the Company's employees are covered by copyright.

     The Company has trademark rights in the marks applied to its software products. U.S. trademark registrations have been issued for the marks LANDMARK, LANDMARK and pyramid logo, OPENWORKS, STRATWORKS, SEISWORKS, PETROWORKS, ZAP!, WELLBASE, GEOGRAPHIX, ISOMAP, SEISMAP, LEASEMAP, BLITZ, EOS-PAK, EXECUTIVE ASSISTANT, GEOLINK, MIMIC, OASIIS, QUIKCDP, QUIKDIF, QUIKDIG, QUILRAY, QUIKSHOT, QUIKVSP, RAYMAP, SIERRA, SIERRA GEOPHYSICS, SIGMAVIEW, SIVA, VIP, VIP-COMP, VIP-CORE, VIP-DUAL, VIP-ENCORE, VIP-EXECUTIVE, AND VIP-POLYMER. Canadian trademark registrations have been issued for POGO, DIMS, and WIMS. UK trademark registrations have been issued for SIERRA AND SIERRA GEOPHYSICS. Trademark registration applications are pending for other marks of the Company.

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

PERSONNEL

     At June 30, 1996, the Company employed approximately 1,022 employees. The Company's future success will depend in large part on its continued ability to attract and retain highly skilled employees. None of its employees is represented by a collective bargaining agreement, and the Company believes that its relations with its employees are very good.

ITEM 2. PROPERTIES

     The Company owns a 150,000 square foot building and undeveloped land of approximately 12 acres adjacent to the building located in Houston, Texas. This facility is primarily used for certain research and development, product assembly, executive and administrative, and sales and support functions. The land and building are pledged as collateral for obligations under the Company's revolving credit facility.

     The Company owns a building in Austin, Texas, and approximately 10 acres of undeveloped land adjacent thereto, and leases a 22,813 square foot facility in Englewood, Colorado, and a 20,708 square foot facility in Denver, Colorado. These facilities are used for research and development and sales and support functions. The Company also leases a 36,000 square foot facility in London, England, which is used for sales and support functions, 12,185 square foot vacant facility in Houston, Texas, previously occupied by Stratamodel and a 14,475 square foot facility in Houston, Texas, for its shipping and distribution activities. Additionally, the Company leases various facilities in the United States and in 19 foreign countries which are used for sales and support functions.

     The Company believes that its present facilities will be adequate for its anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

     There is no litigation pending which might have a material adverse effect on the Company or the market for its Common Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal quarter ended June 30, 1996.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on the Nasdaq National Market under the symbol "LMRK". The following table sets forth, for the quarters indicated, the high and low sales prices per share for the Common Stock as reported on the Nasdaq National Market:

                               FISCAL 1996                                HIGH       LOW
    -----------------------------------------------------------------    ------     ------
    First Quarter....................................................    $28.50     $25.25
    Second Quarter...................................................     25.25      18.25
    Third Quarter....................................................     26.00      16.13
    Fourth Quarter...................................................     20.25      16.25

                               FISCAL 1995
    -----------------------------------------------------------------
    First Quarter....................................................    $33.25     $19.25
    Second Quarter...................................................     23.75      16.00
    Third Quarter....................................................     22.50      17.73
    Fourth Quarter...................................................     27.00      18.25

     As of July 23, 1996 there were 338 holders of record of the Company's Common Stock.

     The Company has not paid any cash dividends since its inception and does not intend to pay cash dividends in the foreseeable future. Furthermore, certain provisions of the Company's credit agreement restrict the Company's ability to pay cash dividends. The Company presently intends to retain earnings for use in its business, with any future decision to pay cash dividends dependent upon the Company's growth, profitability, financial condition and other factors the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

                                                            YEARS ENDED JUNE 30,
                                           -------------------------------------------------------
                                             1996        1995        1994        1993       1992
                                           --------    --------    --------    --------    -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenue:
  Software product sales.................  $ 83,288    $ 83,735    $ 70,329    $ 53,212    $39,413
  Hardware product sales.................    29,252      31,845      31,833      26,674     28,127
  Services...............................    74,772      55,626      41,089      33,089     29,251
                                           --------    --------    --------    --------    -------
          Total revenue..................   187,312     171,206     143,251     112,975     96,791
                                           --------    --------    --------    --------    -------
Cost of revenue:
  Cost of software product sales.........     9,735       9,939       6,387       6,237      4,074
  Cost of hardware product sales.........    26,625      26,373      26,424      20,576     19,725
  Cost of services.......................    37,823      32,555      26,514      19,755     21,603
                                           --------    --------    --------    --------    -------
          Total cost of revenue..........    74,183      68,867      59,325      46,568     45,402
                                           --------    --------    --------    --------    -------
          Gross profit...................   113,129     102,339      83,926      66,407     51,389
                                           --------    --------    --------    --------    -------
Operating expenses:
  Research and development...............    24,953      19,887      18,360      15,198     15,250
  Selling, marketing and
     administrative......................    68,802      58,848      45,364      41,996     35,419
  Acquired research and development
     costs...............................    11,250       3,700          --          --         --
  Restructuring, merger and other
     costs...............................     4,172       4,501      13,567          --      8,300
                                           --------    --------    --------    --------    -------
          Total operating expenses.......   109,177      86,936      77,291      57,194     58,969
                                           --------    --------    --------    --------    -------
Income (loss) from operations............     3,952      15,403       6,635       9,213     (7,580)
Other, net...............................     3,308       3,298       1,879          37      1,788
                                           --------    --------    --------    --------    -------
Income (loss) before income taxes........     7,260      18,701       8,514       9,250     (5,792)
Provision (benefit) for income taxes.....     1,945       5,196       2,667       2,125        (72)
                                           --------    --------    --------    --------    -------
Net income (loss)........................  $  5,315    $ 13,505    $  5,847    $  7,125    $(5,720)
                                           ========    ========    ========    ========    =======
Net income (loss) per common and common
  equivalent shares......................  $   0.30    $   0.77    $   0.36    $   0.51    $ (0.42)
                                           ========    ========    ========    ========    =======
Weighted average common and common
  equivalent shares outstanding..........    17,761      17,464      16,371      13,927     13,629
Pro forma information (unaudited):
Net income (loss) as reported............  $  5,315    $ 13,505    $  5,847    $  7,125    $(5,720)
Pro forma charge in lieu of income
  taxes..................................        --          --       1,256         554        434
                                           --------    --------    --------    --------    -------
Pro forma net income (loss)..............  $  5,315    $ 13,505    $  4,591    $  6,571    $(6,154)
                                           --------    --------    --------    --------    -------
Pro forma income (loss) per share........  $   0.30    $   0.77    $   0.28    $   0.47    $ (0.45)
                                           ========    ========    ========    ========    =======

                                                               AS OF JUNE 30,
                                           -------------------------------------------------------
                                             1996        1995        1994        1993       1992
                                           --------    --------    --------    --------    -------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital........................  $ 79,321    $ 97,517    $106,601    $ 51,980    $47,158
  Total assets...........................   231,134     211,151     189,153     105,974     99,100
  Bank debt..............................     3,000      12,007      13,150       1,144      1,467
  Retained earnings......................    40,753      35,637      22,957      22,308     16,838
  Total stockholders' equity.............   165,396     158,898     142,604      80,752     73,530

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Management's Discussion and Analysis ("MD&A") is the Company's analysis of its financial performance and of significant trends which may impact future performance. It should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto. Certain of the statements made in the Company's MD&A are forward-looking statements related to the transition to integrated solution sales and are based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: unanticipated delays in implementation/transition to delivery of integrated solutions; uncertainty in oil and gas markets; competitive factors and pricing pressures; timing of development and acceptance of new product/services; technical obsolescence of the Company's products/services; inability to recruit required sales management, marketing and consulting personnel; and the risks detailed from time to time in the Company's SEC reports, including the Form 8-K filed on April 2, 1996 that identifies certain of these risk factors.

     The Company, incorporated in 1982, designs, markets and supports software and systems which are used in exploration and production efforts of oil and gas companies worldwide. The Company derives revenues from licensing software products, providing related professional and consulting services and reselling hardware. In most instances, customers pay the Company an initial license fee for the software. Generally, revenue from software is recognized by the Company upon shipment. Customers have the option to pay an annual maintenance fee, calculated as a percentage of current list price, which entitles them to routine support and product updates. The Company generally recognizes revenues related to customer support agreements ratably over the contract period. See Note 1 in the Notes to Consolidated Financial Statements included elsewhere herein.

     Many of the Company's customers are shifting from functional organizations to interdisciplinary teams, which is creating the need for integrated products and service sales. Accordingly, the Company's sales, marketing and support organizations are currently being configured to better address the emerging "solutions" market. These solution sales have the longer term potential of generating larger contracts and more recurring revenue; however, they can also lengthen customers' decision-making processes. The Company believes that its competitors are dealing with similar changes in their sales and marketing organizations.

     The transition of the Company's sales organization may continue through fiscal year 1997. The transition includes recruiting additional professional sales management and strengthening market capabilities, as well as building a professional and technical consulting organization. This transition may have a negative impact on the Company's growth during this period but should position the Company for the ongoing prospects that the market has to offer over the longer term.

     On March 25, 1994, the Company acquired all of the outstanding common stock of Advance Geophysical Corporation ("Advance") in an acquisition accounted for as a pooling of interests. On September 28, 1994, the Company acquired all of the equity interests of Stratamodel, Inc. ("Stratamodel") in an acquisition accounted for as a pooling of interests. On September 29, 1994, the Company acquired all of the outstanding common stock of MGI Associates, Inc. ("MGA") in an acquisition accounted for as a purchase. On February 28, 1995, the Company purchased certain assets and assumed related liabilities of DRD Corporation ("DRD") in an acquisition accounted for as a purchase. On June 5, 1995, the Company acquired all of the outstanding common stock of GeoGraphix, Inc. ("GeoGraphix") in an acquisition accounted for as a pooling of interests. On September 20, 1995, the Company acquired all of the outstanding common stock of Tech Logic, Inc. ("Tech Logic") in an acquisition accounted for as a pooling of interests. Due to the immateriality of this transaction and its effect on the historical financial statements of the Company for prior periods, those statements have not been restated to reflect the operating results and financial condition of Tech Logic. On March 29, 1996, the Company purchased the general application software operations of Western Atlas International, Inc. ("WAII") in an acquisition accounted for as a purchase. Accordingly, the Company's Consolidated Financial Statements included elsewhere herein give effect to the acquisitions accounted for as poolings of interests (other than Tech Logic) for all periods presented and include the results of acquired operations accounted for as purchases and Tech Logic since the dates of acquisition. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto.

PROPOSED MERGER

     On June 30, 1996, the Company and Halliburton Company ("Halliburton") entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger (the "Merger") of the Company with and into a wholly-owned subsidiary of Halliburton. The Merger Agreement provides for the exchange of
0.574 shares of Halliburton common stock for each outstanding share of the Company's common stock and for all outstanding options to purchase shares of the Company's common stock to be assumed by the corporation surviving the Merger and converted into options to purchase shares of Halliburton common stock. The Merger transaction is subject to the Company's shareholder approval and is expected to be accounted for as a pooling of interests. No adjustments have been made in the accompanying audited financial statements of the Company to give effect to the Merger because the proposed transaction has not been consummated.

RESULTS OF OPERATIONS

     The following table presents certain items in the Consolidated Statements of Income as a percentage of total revenues or of their respective revenue components and the percentage change in the dollar amount of those items for each of the years in the three-year period ended June 30, 1996.

                                                       YEARS ENDED JUNE 30,      PERCENTAGE CHANGE
                                                       --------------------    ----------------------
                                                       1996    1995    1994    1995-1996    1994-1995
                                                       ----    ----    ----    ---------    ---------
Revenue:
  Software product sales.............................   44 %    49 %     49%       (1)%         19%
  Hardware product sales.............................   16      19       22        (8)           0
  Services...........................................   40      32       29        34           35
                                                       ---     ---      ---
          Total revenue..............................  100     100      100         9           20
                                                       ---     ---      ---
Cost of revenue:
  Cost of software product sales(1)..................   12      12        9        (2)          56
  Cost of hardware product sales(1)..................   91      83       83         1            0
  Cost of services(1)................................   51      59       65        16           23
                                                       ---     ---      ---
          Total cost of revenue......................   40      40       41         8           16
                                                       ---     ---      ---
Gross profit.........................................   60      60       59        11           22
Operating expenses:
  Research and development...........................   13      12       13        25            8
  Selling, marketing and administrative..............   37      34       32        17           30
  Acquired research and development..................    6       2      N/A       204          N/A
  Restructuring, merger and other costs..............    2       3        9        (7)         (67)
                                                       ---     ---      ---
          Total operating expenses...................   58      51       54        26           12
                                                       ---     ---      ---
Income from operations...............................    2 %     9 %      5%      (74)%        132%

- ---------------

(1) This line item is expressed as a percentage of the corresponding revenue line item and not as a percentage of total revenues.

FISCAL 1996 COMPARED TO FISCAL 1995

     Total revenue. Total revenue for the year ended June 30, 1996 ("FY1996") increased $16.1 million, or nine percent, from total revenue for the year ended June 30, 1995 ("FY1995"). This increase is mainly attributable to a 34 percent growth in services revenue. International revenue comprised approximately 52 percent of total revenue in FY1996 as compared to 56 percent in FY1995.

     Software product sales. Software product sales consist of license fees for the Company's proprietary and third party software. Software product sales decreased by $447,000, or one percent, from FY1995. Software product sales as a percentage of total revenue was 44 percent in FY1996 compared to 49 percent in FY1995. The Company expects that this revenue should continue to be a significant portion of total revenue but will decline in the future as a percentage of total revenue as the Company expands its professional services market.

     Hardware product sales. Hardware product sales relate to the resale of third party computer hardware. Hardware product sales decreased $2.6 million, or 8 percent, from FY1995. This decrease is due primarily to the Company's decision to offer hardware sales only to customers who desire comprehensive system solutions.

     Services. Services revenue relates to maintenance and support of the Company's hardware and software products, and increasingly from revenue from a variety of other professional services, including implementation, consulting and integration of applications. Services revenue in FY1996 increased $19.1 million, or 34 percent, from FY1995. Maintenance support revenues increased by $10.8 million, or 26 percent, from FY1995 due mainly to the continued expansion of the installed base of the Company. Professional services revenue increased $8.3 million, or 60 percent, from FY1995 as a result of the Company's emphasis on professional and technical consulting services.

     Cost of software product sales. Cost of software product sales as a percentage of software revenue was 12 percent in both FY1996 and FY1995.

     Cost of hardware product sales. Cost of hardware product sales as a percentage of hardware product sales increased to 91 percent in FY1996 compared to 83 percent FY1995. The Company's offering of sales discounts to customers in response to competitive pressures, particularly in the United States market, negatively affected margins on hardware product sales in FY1996. As price competitiveness in the computer hardware industry persists, discounts and the resulting impact on hardware margins may continue. Although hardware product contributes a lower margin, the Company plans to offer hardware sales only to customers who desire comprehensive solution sales.

     Cost of services. Cost of services as a percentage of the related revenue decreased from 59 percent in FY1995 to 51 percent in FY1996. This decrease in cost as a percentage of related revenue is mainly attributable to the combination of higher maintenance support revenue associated with the expanding installed base with only a minimal increase in related cost, offset by increased costs related to the higher revenue from professional services revenue.

     Research and development. Research and development costs increased $5.1 million, or 25 percent, from FY1995. This increase over the prior year relates primarily to the addition of the MGA development function and the related costs. The Company believes that continued investments in research and development are important to its future growth and competitive position in the marketplace. The Company capitalized $6.2 million or 20 percent of total research and development costs during FY1996 as compared to $3.7 million or 16 percent in FY1995 due to the increased level and range of products under development. The Company amortized $3.8 million and $3.5 million of capitalized software costs in FY1996 and FY1995, respectively.

     Selling, marketing and administrative. Selling, marketing and administrative expenses increased $10.0 million, or 17 percent from the FY1995 amount. As a percentage of revenue, these costs were 37 percent in FY1996 compared to 34 percent in FY1995. The increase primarily is a result of the increased costs of approximately $5.5 million associated with the transition of the sales, marketing and support organizations. In addition, increased costs of approximately $2.0 million related to the upgrade of the Company's information system infrastructure were incurred in FY1996.

     Acquired research and development costs. Acquired research and development costs of $11.3 million for FY1996 relate primarily to the in-process research and development activities acquired in connection with the WAII acquisition. The Company reviewed the status of the acquired research and development activities and determined that certain projects require further development by the Company and that technological feasibility had not been established for certain of these activities under the Company's software development plans and method to account for software development costs. In addition to determining whether technological feasibility had been reached, the Company determined that these projects did not have alternative future uses to the Company. Therefore, a separate valuation of the replacement cost of these activities was performed and resulted in a valuation of $11.0 million. In accordance with generally accepted accounting principles, this amount was expensed at the date of the WAII acquisition. The Company expects to incur approximately $4.0 million to $5.0 million during the next 12 to 18 months to document, merge and embed the acquired code and development activities into products to be released in the future.

     In FY1995, $3.7 million was expensed as research and development costs as a result of a similar evaluation performed in connection with the purchase of certain assets of DRD.

     Restructuring, merger and other costs. In July 1995, the Company completed a strategic planning process which concluded with the decision to proactively realign its resources. A restructuring charge of $3.1 million was recorded in FY1996 to reflect severance costs for terminated employees, facility consolidation and write-down of certain assets of the Company. In March 1996, a charge of $1.0 million was recorded to reflect the write-off of redundant assets and activities as a result of the WAII acquisition. This charge included approximately $688,000 for capitalized software that would be replaced by acquired WAII applications and the remaining for personnel and related costs.

     Merger costs of $4.5 million in 1995 consist of advisor fees related to the acquisitions of Stratamodel and GeoGraphix and certain restructuring, termination and relocation charges related to the Stratamodel acquisition.

     Taxes. During FY1996, the effective rate was lower than the statutory rate and lower than the prior year's rate. The effective rate decreased primarily due to benefits recognized from the Company's Foreign Sales Corporation.

FISCAL 1995 COMPARED TO FISCAL 1994

     Total revenue. Total revenue for the year ended June 30, 1995 ("FY1995") increased approximately 20% compared to total revenue for the year ended June 30, 1994 ("FY1994"). The increase in total revenue was primarily due to increased sales to international markets and the addition of the MGA product line. The Company's continued expansion into developing markets in Europe, Asia and Latin America contributed to the increase in international revenue of approximately 28 percent over the FY1994 amounts. International revenue comprised approximately 56 percent of total revenue in FY1995 as compared to 53 percent in FY1994. FY1995 revenue includes approximately $12.0 million related to the MGA product line which was acquired in the first quarter of FY1995.

     Software product sales. Software product sales consist of license fees for the Company's proprietary and third party software. The increase in software product sales of approximately 19 percent over the prior fiscal year was attributable to new product offerings, acquired product lines and strengthened sales of the Company's core products. As a percentage of total revenues, software product sales remained constant at 49 percent. The software product sales increase of approximately $13.4 million resulted in a positive impact on gross profit. The Company's strategy of offering petroleum companies a complete spectrum of software applications has had a positive impact on software product sales.

     Hardware product sales. Hardware product sales relate to the resale of third party computer hardware. Hardware product sales remained constant at approximately $31.8 million. As a percentage of total revenue, hardware product sales decreased from 22 percent in FY1994 to 19 percent in FY1995. This decrease is due primarily to the Company's decision to continue to shift away from sales of hardware to sales of software.

     Services. Services revenue relates to maintenance and support of the Company's hardware and software products as well as revenues from training and consulting. As a percentage of total revenue, services increased from 29 percent in FY1994 to 32 percent in FY1995; services increased approximately $14.5 million, or 35 percent, from the previous year. The increase in absolute dollars was primarily due to a 59 percent increase in software maintenance revenues which resulted from the expanding installed base of the Company's products and a $3.6 million contribution by MGA. Hardware maintenance revenues remained constant at approximately $6.6 million. The Company's hardware maintenance revenues have been impacted by the presence of third party companies that offer hardware maintenance at often lower prices. In response to this trend, the Company began outsourcing hardware maintenance business activities in FY1995.

     Cost of software product sales. Cost of software product sales, as a percentage of software revenue, increased from 9 percent in FY1994 to 12 percent in FY1995. Increased royalty costs resulting from higher sales of third party applications and increased embedding of third party applications in the Company's products has negatively impacted the current year's software product margins.

     Cost of hardware product sales. Cost of hardware product sales, as a percentage of hardware product sales, remained constant at 83 percent in FY1995 and FY1994. Although hardware contributes a lower margin, the Company plans to continue to offer hardware to accommodate sales of software and services to customers who desire comprehensive solutions.

     Cost of services. Cost of services decreased as a percentage of the related revenues from 65 percent in FY1994 to 59 percent in FY1995. While preserving hardware maintenance revenues, the Company reduced expenses by discontinuing processing services and outsourcing hardware maintenance services. These decisions have positively impacted the services margin.

     Research and development. Research and development costs increased 8 percent during FY1995 over the prior year. The increase over the prior year relates to the addition of the MGA development function and the related costs. The Company believes that continued investments in research and development are important to its future growth and competitive position in the marketplace. The increase in costs was partially offset by a higher level of capitalized software costs during FY1995. The Company capitalized approximately $3.7 million or 16 percent of total research and development costs during FY1995 as compared to approximately $2.7 million or 13 percent in FY1994 due to the increased level and range of products under development. The Company amortized $3.5 million and $2.3 million of capitalized software costs in FY1995 and FY1994, respectively.

     Selling, marketing and administrative. Selling, marketing and administrative expenses increased approximately $13.5 million from the FY1994 amount. As a percentage of revenue, the costs increased from 32 percent in FY1994 to 34 percent in FY1995. The increase relates to incremental costs associated with the addition of the MGA operations and increased selling costs related to expanding the Company's presence in Europe and Asia.

     Acquired research and development costs. Acquired research and development costs of $3.7 million which approximate 2 percent of total revenues for FY1995, relate to in-process development activities for projects which were acquired in connection with the DRD purchase, but had not yet reached technological feasibility. In accordance with generally accepted accounting principles, this amount was expensed at the date of acquisition.

     Restructuring, merger and other costs. Restructuring and other non-recurring charges, which approximate one percent of total revenue for FY1995, relate to the Company's restructuring plan which was designed to eliminate redundancies and consolidate the Stratamodel operations. Management expects this restructuring plan to result in reduced spending for the Company. Additionally, non-recurring costs, including relocation and other acquisition-related charges, were incurred in connection with the Stratamodel acquisition.

     Merger costs, which approximate less than 2 percent of total revenue for FY1995, consist of accounting, legal and investment banking costs related to the acquisitions of Stratamodel and GeoGraphix. Merger costs for FY1995 decreased approximately $11.0 million from FY1994 primarily due to the inclusion in prior year of a compensation charge related to Advance's Phantom Stock Plan.

     Other income, net. Other income, net increased approximately $1.4 million from FY1994 to FY1995. This increase was primarily attributable to higher net interest income resulting from higher investment yields on invested funds.

     Taxes. During FY1995, the effective tax rate was lower than the statutory rate and lower than the prior year's rate. The effective rate decreased primarily due to recognition of deferred tax benefits of an acquired company. The valuation allowance for deferred tax assets which approximated $2.2 million at June 30, 1995, relates to certain deferred assets associated with an acquired company. Full realization of the total benefit is dependent upon, among other things, the Company's ability to maintain the present level of earnings.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $5.8 million from June 30, 1995. Cash provided by operating activities for FY1996 was $41.3 million offset by cash used in investing activities of $35.5 million and cash used in financing activities of $11.6 million.

     Trade accounts receivable increased $6.1 million from June 30, 1995, due primarily to higher fourth quarter FY1996 revenues, offset by increased collection efforts. Adjusted for non-revenue accounts receivable, the Company's FY1996 and fourth quarter days sales outstanding were 102 days and 87 days, respectively.

Management intends to focus efforts on maintaining a quarterly days sales outstanding within a 80 to 90 day range.

     Software development costs, net increased by $4.7 million from June 30, 1995 due to the $1.3 million of software development costs recorded in connection with the WAII acquisition, $1.0 million in connection with Argus as defined below, $700,000 in connection with other acquisitions and the $6.2 million of costs capitalized during FY1996. These additions were offset by $3.8 million of amortization of software development costs in FY1996 and a $688,000 write-off in connection with the WAII acquisition. The Company will continue to incur substantial software development costs in the future.

     Goodwill increased $11.1 million from June 30, 1995. This increase is primarily attributable to the $4.6 million of goodwill recorded from the WAII acquisition and to a guarantee of $6.9 million of future payments related to the MGA acquisition. The initial MGA guaranteed payment of $1.8 million was paid in September 1995. Additional MGA guaranteed payments of $2.3 million and $2.8 million are due in September 1996 and 1997, respectively.

     Accounts payable and accrued liabilities increased $9.2 million from June 30, 1995 due partially to the recording of the $2.3 million current liability related to the second MGA guaranteed payment that is due on September 30, 1996. The remainder of the increase was due to timing of the receipt and payment of vendor invoices. Based on the nature of these accounts, period to period fluctuations can be expected to continue.

     Current maturities of long-term debt increased by $2.0 million due to the recording of the $3.0 million line of credit guarantee related to the MGA acquisition offset by the payoff of $1.0 of the term and credit revolver in October 1995.

     Other long-term liabilities increased by $2.9 million from June 30, 1996. This increase mainly represents the final MGA guaranteed payment that is due to be paid September 30, 1997. Long-term debt decreased by $11.0 million from June 30, 1995 as a result of the payoff of the term loan and credit revolver in October 1995.

     The Company's primary internal source of liquidity is cash flow generated from operations. External sources of liquidity include debt and equity financing. On December 15, 1995, the Company terminated its $25.0 million credit facility and entered into a $100.0 million revolving credit agreement with a syndicate of seven banks. The agreement contains certain restrictive and financial covenants, including those related to indebtedness, net worth and fixed charges, and provides for guarantees by certain subsidiaries of Landmark. At June 30, 1996, there were $4.4 million in letters of credit and no revolving loans outstanding under this facility and the Company was in compliance with the aforementioned loan covenants. The Company believes funds generated from operations will be sufficient to meet liquidity requirements in the foreseeable future.

     In connection with the MGA transaction, the Company acquired an option to purchase the equity interests of a corporation owned by certain of the former shareholders of MGA ("Argus") in exchange for a $3.0 million line of credit guarantee. On April 29, 1996, this option agreement was terminated and the Company was assigned ownership of certain software previously owned by Argus. The Company made interest payments on behalf of Argus through June 30, 1996, and recorded $3.0 million as short-term debt as the Company believed it would be called to perform on the $3.0 million outstanding under the Argus credit agreement. On July 1, 1996, the Company paid off the $3.0 million outstanding under this credit agreement.

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

     Management continues to evaluate opportunities to acquire products, technologies or businesses. These acquisition opportunities may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing. Expenses associated with these potential acquisitions and post-acquisition integration issues may have an adverse impact on the Company's results of operations in the period the transactions are consummated or the periods shortly thereafter.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Financial Statements:
Report of Independent Accountants.....................................................   23
Consolidated Statements of Income for the three years ended June 30, 1996.............   24
Consolidated Balance Sheets as of June 30, 1996 and 1995..............................   25
Consolidated Statements of Changes in Stockholders' Equity for the three years ended
  June 30, 1996.......................................................................   26
Consolidated Statements of Cash Flows for the three years ended June 30, 1996.........   27
Notes to Consolidated Financial Statements............................................   28
Financial Statement Schedules:
Schedule VIII -- Valuation and Qualifying Accounts for the three years ended June 30,
  1996................................................................................   45

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Landmark Graphics Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 8, present fairly, in all material respects, the financial position of Landmark Graphics Corporation and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for the three years ended June 30, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
July 22, 1996

                         LANDMARK GRAPHICS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEAR ENDED JUNE 30,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Software product sales...................................  $ 83,288     $ 83,735     $ 70,329
  Hardware product sales...................................    29,252       31,845       31,833
  Services.................................................    74,772       55,626       41,089
                                                             --------     --------     --------
          Total revenue....................................   187,312      171,206      143,251
                                                             --------     --------     --------
Cost of revenue:
  Cost of software product sales...........................     9,735        9,939        6,387
  Cost of hardware product sales...........................    26,625       26,373       26,424
  Cost of services.........................................    37,823       32,555       26,514
                                                             --------     --------     --------
          Total cost of revenue............................    74,183       68,867       59,325
                                                             --------     --------     --------
          Gross profit.....................................   113,129      102,339       83,926
                                                             --------     --------     --------
Operating expenses:
  Research and development.................................    24,953       19,887       18,360
  Selling, marketing and administrative....................    68,802       58,848       45,364
  Acquired research and development costs..................    11,250        3,700           --
  Restructuring, merger and other costs....................     4,172        4,501       13,567
                                                             --------     --------     --------
          Total operating expenses.........................   109,177       86,936       77,291
                                                             --------     --------     --------
Income from operations.....................................     3,952       15,403        6,635
Interest income............................................     3,414        4,182        2,696
Interest expense...........................................      (583)      (1,054)        (882)
Foreign exchange loss......................................      (193)        (229)        (189)
Other income, net..........................................       670          399          254
                                                             --------     --------     --------
Income before income taxes.................................     7,260       18,701        8,514
Provision for income taxes
  Current..................................................     5,112        4,927        3,777
  Deferred.................................................    (3,167)         269       (1,110)
                                                             --------     --------     --------
Net income.................................................  $  5,315     $ 13,505     $  5,847
                                                             ========     ========     ========
Net income per common and common equivalent shares.........  $   0.30     $   0.77     $   0.36
                                                             ========     ========     ========
Weighted average common and common equivalent shares
  outstanding..............................................    17,761       17,464       16,371
Pro forma information (unaudited):
Net income as reported.....................................  $  5,315     $ 13,505     $  5,847
Pro forma charge in lieu of income taxes...................        --           --        1,256
                                                             --------     --------     --------
Pro forma net income.......................................  $  5,315     $ 13,505     $  4,591
                                                             ========     ========     ========
Pro forma net income per share.............................  $   0.30     $   0.77     $   0.28
                                                             ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                         LANDMARK GRAPHICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                               JUNE 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                         (IN THOUSANDS, EXCEPT
                                                                            PAR VALUE DATA)
Current assets:
  Cash and cash equivalents............................................  $ 58,294     $ 64,099
  Receivables:
     Trade accounts, less allowance for doubtful accounts of $2,916 and
      $1,461, respectively.............................................    58,036       51,984
  Current income tax receivable........................................     1,452        1,003
  Accrued revenue and other receivables................................    10,317        7,838
  Inventory............................................................     3,314        4,340
  Prepaid expenses and other assets....................................     5,063        3,004
  Deferred income taxes................................................     4,830        3,847
                                                                         ---------    --------
          Total current assets.........................................   141,306      136,115
Investments............................................................       857          857
Property and equipment, net............................................    47,474       47,503
Software development costs, net........................................    12,660        7,932
Goodwill, net..........................................................    23,033       11,949
Other assets, net......................................................     5,804        6,795
                                                                         ---------    --------
                                                                         $231,134     $211,151
                                                                         =========    ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................  $ 14,336     $  9,488
  Accrued liabilities..................................................    15,207       10,823
  Deferred maintenance fees............................................    25,755       14,597
  Income taxes payable.................................................     3,687        2,683
  Current maturities of long-term debt and short-term debt.............     3,000        1,007
                                                                         ---------    --------
Total current liabilities..............................................    61,985       38,598
Deferred income taxes..................................................       815        2,590
Long-term debt.........................................................        --       11,000
Other long-term liabilities............................................     2,938           65
                                                                         ---------    --------
          Total liabilities............................................    65,738       52,253
                                                                         ---------    --------
Commitments and contingencies (Note 9).................................        --           --
Stockholders' equity:
  Preferred stock, $1.00 par value; 3,600 shares authorized, none
     issued or outstanding.............................................        --           --
  Common stock, $0.05 par value; 50,000 shares authorized, 17,498 shares issued and 17,272 outstanding in 1996 and 17,086 shares
     issued and outstanding in 1995....................................       875          854
  Paid-in capital......................................................   127,690      122,407
  Retained earnings....................................................    40,753       35,637
  Treasury stock, at cost..............................................    (3,922)          --
                                                                         ---------    --------
Total stockholders' equity.............................................   165,396      158,898
                                                                         ---------    --------
                                                                         $231,134     $211,151
                                                                         =========    ========

   The accompanying notes are an integral part of these financial statements

                         LANDMARK GRAPHICS CORPORATION

                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY

                                                             PAID-IN    RETAINED   TREASURY
                                           SHARES   AMOUNT   CAPITAL    EARNINGS    STOCK      TOTAL
                                           ------   ------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
Balances at June 30, 1993................  13,826    $691    $ 57,753   $ 22,308   $     --   $ 80,752
  Exercise of options for common stock...     307      16       3,922         --         --      3,938
  Tax benefit associated with exercised
     options.............................      --      --       1,062         --         --      1,062
  Common stock issued in connection with
     the purchase of the Houston
     facility, net of expenses of $60....      80       4       1,446         --         --      1,450
  Common stock issued, net of offering
     costs of $3,141.....................   2,305     115      45,143         --         --     45,258
  Common stock issued in exchange for
     performance units of an acquired
     company, net of expenses of $79.....     405      20       8,572         --         --      8,592
  Distributions to stockholders by pooled
     entity..............................      --      --          --     (3,902)        --     (3,902)
  Contribution of undistributed S
     Corporation earnings................      --      --         903       (903)        --         --
  Adjustment to reduce acquired company's
     net income to a nine month amount...      --      --          --       (393)        --       (393)
  Net income.............................      --      --          --      5,847         --      5,847
                                            -----    ----    --------   --------   --------   ---------
Balances at June 30, 1994................  16,923     846     118,801     22,957         --    142,604
  Exercise of options for common stock...     160       8       1,930         --         --      1,938
  Issuance of restricted stock to
     officers............................       3      --          45         --         --         45
  Tax benefit associated with exercised
     options.............................      --      --       1,631         --         --      1,631
  Distributions to stockholders by pooled
     entity..............................      --      --          --       (825)        --       (825)
  Net income.............................      --      --          --     13,505         --     13,505
                                            -----    ----    --------   --------   --------   ---------
Balances at June 30, 1995................  17,086     854     122,407     35,637         --    158,898
  Exercise of options for common stock...     327      16       4,278         --      1,884      6,178
  Tax benefit associated with exercised
     options.............................      --      --         792         --         --        792
  Issuance of restricted stock to
     officers............................      10       1         217         --         --        218
  Common stock issued in connection with
     acquisition.........................      75       4          (4)      (199)        --       (199)
  Purchase of treasury stock.............      --      --          --         --     (5,806)    (5,806)
  Net income.............................      --      --          --      5,315         --      5,315
                                            -----    ----    --------   --------   --------   ---------
Balances at June 30, 1996................  17,498    $875    $127,690   $ 40,753   $ (3,922)  $165,396
                                            =====    ====    ========   ========   ========   =========

   The accompanying notes are an integral part of these financial statements.

                         LANDMARK GRAPHICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED JUNE 30,
                                                               --------------------------------
                                                                 1996        1995        1994
                                                               --------    --------    --------
                                                                        (IN THOUSANDS)
Cash flows from:
  Operating activities:
     Net income..............................................  $  5,315    $ 13,505    $  5,847
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation............................................    10,770       8,683       7,373
     Acquired research and development costs.................    11,250       3,700          --
     Adjustment to reduce acquired company's net income
       included above to a nine month amount.................        --          --        (393)
     Amortization of goodwill and intangible assets..........     2,159       1,396         136
     Amortization of capitalized software development
       costs.................................................     3,783       3,472       2,284
     Compensation related to performance units of acquired
       company...............................................        --          --       6,608
     Provision for doubtful accounts.........................     2,044       1,612       1,536
     Deferred income taxes...................................    (3,167)        269      (1,110)
     Other...................................................     2,433       1,090       1,689
  Changes in assets and liabilities, net of the effects of
     purchased businesses:
     Receivables.............................................   (10,455)    (10,440)     (7,630)
     Inventory...............................................       537      (1,583)       (114)
     Prepaid expenses and other..............................      (524)        784        (841)
     Other assets............................................     1,785      (2,353)        (99)
     Accounts payable and accrued liabilities................     5,607       3,192       2,739
     Deferred maintenance fees...............................     7,988       2,154       5,121
     Deferred income taxes/income taxes payable..............     1,755       1,977       1,359
                                                               --------    --------    --------
     Net cash provided by operating activities...............    41,280      27,458      24,505
                                                               --------    --------    --------
  Investing activities:
     Capital expenditures....................................   (11,248)    (14,992)    (25,886)
     Payments for purchased businesses, net of cash
       acquired..............................................   (18,015)    (18,928)         --
     Capitalized software development costs..................    (6,208)     (3,705)     (2,745)
     Investment in equity securities.........................        --          (6)        400
     Proceeds from sale of property and equipment............        21         160         229
                                                               --------    --------    --------
     Net cash used in investing activities...................   (35,450)    (37,471)    (28,002)
                                                               --------    --------    --------
  Financing activities:
     Additions to debt.......................................        --          --      14,150
     Reductions of debt......................................   (12,007)     (1,695)     (2,144)
     Proceeds from exercise of stock options.................     6,178       1,937       3,937
     Acquisition of treasury stock...........................    (5,806)         --          --
     Proceeds from sale of common stock, net of offering
       costs.................................................        --          --      45,258
     Issuance costs related to stock-based financing
       activities............................................        --          --        (139)
     Distributions to pooled entities' stockholders..........        --        (825)     (3,902)
                                                               --------    --------    --------
     Net cash provided by (used in) financing activities.....   (11,635)       (583)     57,160
                                                               --------    --------    --------
  Net increase (decrease) in cash and cash equivalents.......    (5,805)    (10,596)     53,663
  Cash and cash equivalents at beginning of year.............    64,099      74,695      21,032
                                                               --------    --------    --------
  Cash and cash equivalents at end of year...................  $ 58,294    $ 64,099    $ 74,695
                                                               ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                         LANDMARK GRAPHICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

     Landmark Graphics Corporation (the "Company") is engaged in the development, marketing and support of interactive computer-aided exploration and reservoir management software and systems. The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. The prior year statements have been restated to give effect to certain acquisitions that were accounted for as poolings of interests (see Note 2). All significant intercompany balances and transactions have been eliminated.

     Proposed Merger On June 30, 1996, the Company and Halliburton Company ("Halliburton") entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger (the "Merger") of the Company with and into a wholly-owned subsidiary of Halliburton. The Merger Agreement provides for the exchange of 0.574 shares of Halliburton common stock for each outstanding share of the Company's common stock, and for all outstanding options to purchase shares of the Company's common stock to be assumed by the corporation surviving the Merger and converted into options to purchase shares of Halliburton common stock. The Merger transaction is subject to the Company's shareholder approval and is expected to be accounted for as a pooling of interests. No adjustments have been made in the accompanying audited financial statements of the Company to give effect to the Merger because the proposed transaction has not been consummated.

     Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Risk and Uncertainties The Company is involved in a competitive industry. Future revenues, the ability to recover capitalized software costs, future profitability and future financial condition could be impacted significantly by a number of factors, including but not limited to: delays in customer implementation/transition to delivery of integrated solutions; lack of customer acceptance of integrated solutions; delivery of the Company products; competitive factors and pricing pressures; timing of development and acceptance of new products/services releases; technical obsolescence of the Company's products/services; and the actions of competitors.

     Financial Instruments Financial instruments including cash, receivables and payables are included in the accompanying financial statements at amounts which approximate fair value at June 30, 1996. Fair value of investments is estimated based upon quoted market prices.

     Revenue Recognition Revenue from the sale of hardware products and software licenses is recognized at the time of shipment unless significant future obligations remain. In these instances, revenue is not recognized until obligations have been satisfied or are no longer significant. Services revenue is comprised of postcontract customer support agreements, training and consulting services. Post-contract customer support agreements are recorded as deferred maintenance fees and recognized as revenue ratably over the contract period. Training and consulting service revenue is recognized as the services are performed.

     Concentrations of Credit Risk The Company invests its excess cash primarily in high quality short-term liquid money market instruments. The Company's policy is to invest in instruments with an investment-grade or higher credit rating. The investments generally mature within ninety days and therefore are subject to little risk. The Company has not incurred losses related to these investments.

     Trade receivables, which result from sales in numerous countries, subject the Company to concentrations of credit risk. The Company's policy is to evaluate, prior to shipment, each customer's financial condition to determine the credit terms to be extended. The Company extends credit to various companies in the oil and gas industry. This concentration of credit risk may be affected by changes in economic or other conditions and may, accordingly, impact the Company's overall credit risk. Management believes that this potential credit risk is reduced because a significant portion of consolidated accounts receivable are due from large integrated oil and gas companies.

                         LANDMARK GRAPHICS CORPORATION

     Accrued Revenue and Other Receivables Accrued revenue and other receivables consist of the current portion of lease contracts receivable, notes receivable and other miscellaneous receivables.

     Inventory Inventory, which is stated at the lower of cost, as determined by the weighted average method, or market, is comprised primarily of hardware component parts.

     Property and Equipment Property and equipment are stated at cost. The cost of repairs and maintenance is charged to operations as incurred. Depreciation expense for financial statement purposes is computed using the straight-line method over three to seven years for computer equipment and related purchased software, five years for furniture, fixtures and equipment, the lesser of the lease term or five years for leasehold improvements and twenty-five to fifty years for buildings.

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

     Goodwill Goodwill represents the cost in excess of fair value of the net assets of companies acquired in transactions treated as purchases. These amounts are being amortized on a straight-line basis over eight to twelve years.

     Other Assets Other assets includes the long-term portion of lease payments related to sales-type leases, notes receivable and other intangible assets. The long-term portion of lease payments relates to sales-type leases with lease terms of one to three years. Other intangible assets consist of patents, organizational and other costs and are being amortized on a straight-line basis for a period of three to five years.

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

     Pro Forma Charge in Lieu of Income Taxes Prior to its acquisition by the Company, Advance Geophysical Corporation ("Advance") had elected S Corporation status for U.S. federal income tax purposes. Prior to October, 1993, GeoGraphix, Inc. ("GeoGraphix") had elected S Corporation status for U.S. federal income tax purposes. The tax liability associated with their income during these time periods was the responsibility of their stockholders. To reflect the earnings of these entities on an after-tax basis, an unaudited pro forma charge in lieu of income taxes has been included in the accompanying Consolidated Statements of Income for the period preceding the termination of S Corporation status. This provision was computed as if Advance and GeoGraphix were C Corporations and responsible for their federal and state income taxes.

     Cash and Cash Equivalents The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                         LANDMARK GRAPHICS CORPORATION

     Reclassifications Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2  ACQUISITIONS:

     Advance Geophysical Corporation On March 25, 1994, the Company acquired Advance, issuing a total of 2,626,746 of its shares in exchange for all of the outstanding shares of common stock of Advance and all of the outstanding performance units awarded under Advance's Phantom Stock Plan. This acquisition has been accounted for as a pooling of interests. In accordance with the pooling-of-interests method of accounting for S Corporations, all undistributed retained earnings of Advance, as of the date of the acquisition, were presented as an addition to paid-in capital of the combined companies.

     Advance adopted a Phantom Stock Plan (the "Plan") to provide deferred compensation to certain key employees through the award of performance units. Under the provisions of the Plan, all performance units granted and all commitments to grant additional performance units became fully vested upon the acquisition of Advance. The Plan has been terminated and all performance units were exchanged for 405,483 shares of the Company's common stock. The Consolidated Statements of Income include compensation accrued and charged to operations under the Plan of $12.8 million for the year ended June 30, 1994.

     Under Plan provisions, participants were also entitled to receive an annual bonus based on adjusted net income, as defined, payable at the discretion of the Board of Directors. The Consolidated Statements of Income include bonuses accrued and charged to operations under the Plan of $1.3 million for the years ended June 30, 1994. All bonuses have been paid as of June 30, 1995.

     Stratamodel, Inc. On September 28, 1994, the Company acquired all of the equity interests of Stratamodel, Inc. ("Stratamodel"), in a transaction accounted for as a pooling of interests, and accordingly, the financial statements for the year ended June 30, 1994 have been restated to include the accounts of Stratamodel. In connection with the acquisition, the Company issued a total of 413,911 shares of its common stock, in exchange for all of the common stock, stock options and warrants of Stratamodel. In addition, the Company retired all of Stratamodel's outstanding debt of approximately $510,000 and paid certain acquisition-related expenses of Stratamodel of approximately $293,000.

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

     DRD Corporation On February 28, 1995 the Company purchased certain assets and assumed certain liabilities of DRD Corporation ("DRD") in exchange for cash consideration of approximately $5.8 million. The Company also incurred accounting, legal and investment banking costs of approximately $600,000 related to the acquisition. The assets acquired primarily consisted of drilling and completion engineering software applications as well as in-process research and development activities. The acquisition was recorded using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition.

     GeoGraphix, Inc. On June 5, 1995, the Company acquired all of the outstanding common stock of GeoGraphix in exchange for 653,718 shares of Company common stock in a transaction accounted for as a pooling of interests, and accordingly the financial statements for the year ended June 30, 1994 have been restated to include the accounts of GeoGraphix.

                         LANDMARK GRAPHICS CORPORATION

     Western Atlas International, Inc. On March 29, 1996, the Company purchased certain assets and assumed certain liabilities of Western Atlas International, Inc. ("WAII") in exchange for cash consideration of approximately $12.1 million. The Company also incurred accounting, legal and investment banking costs of approximately $750,000 related to the acquisition. The assets acquired primarily consisted of oil and gas exploration and production software applications and goodwill, as well as in-process research and development activities. The acquisition was accounted for using the purchase method of accounting and, accordingly, the acquired operations have been included in the results of operations since the date of acquisition. Unaudited proforma condensed consolidated results of operations for the years ended June 30, 1996 and 1995 computed as if the WAII acquisition had occurred on July 1, 1994 follows (in thousands):

                                                                       1996         1995
                                                                     --------     --------
    Revenue........................................................  $196,019     $182,817
    Net income.....................................................  $ 13,639     $ 13,897
    Net income per share...........................................  $   0.77     $   0.79

     Other acquisitions during the year ended June 30, 1996 were not material.

NOTE 3  CUSTOMER LEASES:

     The Company leases products to customers under agreements with lease terms of one to three years which qualify as sales-type leases. The current portion of the lease payments is included in accrued revenue and other receivables, while the long-term portion is included in other assets as follows (in thousands):

                                                                            JUNE 30,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
    Lease contracts receivable.......................................  $10,760     $11,447
    Less current portion.............................................   (7,150)     (6,363)
                                                                       -------     -------
                                                                       $ 3,610     $ 5,084
                                                                       =======     =======

     Annual future lease payments to be received under sales-type leases are $7.2 million, $2.6 million and $1.0 million for the years ended June 30, 1997, 1998 and 1999, respectively.

NOTE 4  INVESTMENTS:

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

                         LANDMARK GRAPHICS CORPORATION

NOTE 5  PROPERTY AND EQUIPMENT, NET:

     Property and equipment consists of the following (in thousands):

                                                                           JUNE 30,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Land...........................................................  $  7,105     $  7,105
    Buildings and improvements.....................................    21,446       21,114
    Furniture, fixtures and equipment..............................    49,364       44,407
    Automobile.....................................................       231           73
    Computer software..............................................    10,303        8,768
                                                                     --------     --------
                                                                       88,449       81,467
    Accumulated depreciation and amortization......................   (40,975)     (33,964)
                                                                     --------     --------
                                                                     $ 47,474     $ 47,503
                                                                     ========     ========

NOTE 6  SOFTWARE DEVELOPMENT COST, NET:

     Capitalized software development activity was as follows (in thousands):

                                                                           JUNE 30,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
    Capitalized software at beginning of year......................  $ 18,975     $ 13,407
    Development costs capitalized during the year..................     6,208        3,705
    Costs capitalized as a result of acquisition...................     2,991        1,863
    Impairment of capitalized costs................................      (688)          --
                                                                     --------     --------
                                                                       27,486       18,975
    Accumulated amortization.......................................   (14,826)     (11,043)
                                                                     --------     --------
    Capitalized software at end of year............................  $ 12,660     $  7,932
                                                                     ========     ========

     In connection with the MGA transaction, the Company acquired an option to purchase the equity interests of a corporation ("Argus") owned by certain of the former shareholders of MGA in exchange for the guarantee of a $5.0 million line of credit for Argus. On April 29, 1996, this option to purchase the equity interests was terminated and the Company was assigned ownership of certain software previously owned by Argus. The Company guarantee of the line of credit is secured by an interest in another software product owned by Argus. The Company believed it would be called on to perform on the $3.0 million outstanding under the line of credit, and accordingly, the accompanying balance sheet at June 30, 1996 includes approximately $1.0 million in capitalized software development costs, $1.5 million in prepaid expenses and $500,000 in other assets, and $3.0 million short-term debt related to the Argus agreements. The Company funded and retired the line of credit on July 1, 1996.

NOTE 7  ACCRUED LIABILITIES:

     Accrued liabilities consists of the following (in thousands):

                                                                            JUNE 30,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
    Real estate, sales and other taxes...............................  $ 2,932     $ 2,452
    Deferred acquisition payments....................................    2,975          --
    Other............................................................    9,300       8,371
                                                                       -------     -------
                                                                       $15,207     $10,823
                                                                       =======     =======

                         LANDMARK GRAPHICS CORPORATION

NOTE 8  LONG-TERM DEBT:

     On July 1, 1993, the Company entered into two credit agreements consisting of a $10.0 million five year-term loan and a $10.0 million revolving credit facility. The term loan of $8.0 million and $4.0 million of the revolving credit facility at June 30, 1995 were drawn in connection with the purchase of the Houston facility. The agreement was amended on November 30, 1993 to increase the revolving line of credit facility from $10.0 million to $25.0 million. The obligations were collateralized by land and the Company's building.

     On December 15, 1995 the Company terminated its $25.0 million credit facility and entered into a $100.0 million revolving credit agreement with a syndicate of seven banks. No revolving loans have been made under the facility through June 30, 1996. The agreement is collateralized by land owned by the Company and contains certain restrictive and financial convenants.

     At June 30, 1996, the Company had outstanding letters of credit of approximately $4.4 million.

NOTE 9  COMMITMENTS AND CONTINGENCIES:

     Leases The Company has entered into operating leases for certain of its facilities and equipment. Future minimum lease commitments under non-cancelable operating leases with initial or remaining terms of one year or more at June 30, 1996 are payable as follows (in thousands):

YEARS ENDING
  JUNE 30,
- ------------
   1997........................................................................  $ 3,742
   1998........................................................................    3,173
   1999........................................................................    2,795
   2000........................................................................    2,012
   2001........................................................................    1,853
   Thereafter..................................................................    2,622
                                                                                 -------
                                                                                 $16,197
                                                                                 =======

     Rental expense for fiscal 1996, 1995 and 1994 was approximately $3.3 million, $3.4 million and $3.0 million, respectively.

     Incentive Bonus Plans The Company has performance bonus plans for all employees of the Company not included in other incentive compensation plans. Payments pursuant to the business unit performance bonus plan ("Business Unit Plan") are based on a percentage of each participant's base salary if certain business unit performance criteria are achieved. For the years ended June 30, 1995 and 1994, $342,000 and $359,000 were accrued and paid to eligible employees under the Business Unit Plan. No incentive bonus payments were made in fiscal 1996 under the Business Unit Plan.

     Employment Agreements In connection with acquisitions, the Company has entered into employment, non-competition and retention agreements (for three to five years) with certain officers and key employees.

     In December 1995, the Company entered into employment agreements with certain officers of the Company. The agreements include provisions for accelerated vesting of outstanding options upon a change in the control of the Company and the payment of severance pay if employment is terminated within two years of the change in control (see Note 1).

     Litigation The Company is involved in certain claims and litigation arising in the course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                         LANDMARK GRAPHICS CORPORATION

NOTE 10  PREFERRED STOCK:

     The Board of Directors has the authority to issue shares of preferred stock in one or more series and to fix the rights, qualifications, preferences, privileges, limitations or restrictions of each such series.

     Stockholders' Rights Plan On August 23, 1995, the Company's Board of Directors approved a Stockholder Rights Plan under which one preferred stock purchase right is attached to each share of common stock outstanding. Pursuant to the rights agreement covering the Stockholder Rights Plan, the rights become exercisable ten days, subject to extension, after a party or group acquires or commences a tender offer for 20% or more of the Company's common stock, unless such transaction is approved by the Board of Directors. Each right entitles its holder, under certain circumstances, to buy 1/100 share of a newly created Series A Junior Participating Preferred Stock for $120. If 20% of the Company's common stock is acquired by a party or group, each right not owned by the 20%-or-more stockholder and its affiliates and associates will entitle the holder to purchase Company common stock having a market value of twice the exercise price of the right. In addition, if the Company is involved in a merger or certain other business combinations in which it is not the surviving corporation, each right not owned by the 20%-or-more stockholder and its affiliates and associates will entitle the holder to purchase common stock of the surviving corporation having a market value of twice the exercise price of the right. The rights, which expire on September 30, 2005 and do not have voting rights, may be redeemed by the Company at $.01 per right prior to their becoming exercisable.

NOTE 11  STOCK OPTION PLANS:

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

     The following is a summary of stock option activity for the years ended June 30, 1996, 1995 and 1994 (in thousands):

                                                                 SHARES          EXERCISE
                                                              UNDER OPTION      PRICE RANGE
                                                              ------------     -------------
                                                                                 LOW/HIGH
    Outstanding at June 30, 1993............................    2,128,994      $ 0.60/$23.75
      Options granted.......................................      475,315       18.00/ 34.13
      Options canceled......................................     (197,623)      10.25/ 28.13
      Options exercised.....................................     (307,354)        .60/ 23.75
                                                              ------------
    Outstanding at June 30, 1994............................    2,099,332         .60/ 34.13
      Options granted.......................................      981,665       17.00/ 32.25
      Options canceled......................................     (138,257)      10.00/ 32.25
      Options exercised.....................................     (160,185)        .60/ 21.50
                                                              ------------
    Outstanding at June 30, 1995............................    2,782,555        3.33/ 34.13
      Options granted.......................................      959,550       16.33/ 28.19
      Options canceled......................................     (261,698)      10.00/ 33.02
      Options exercised(1)..................................     (421,280)       3.33/ 24.00
                                                              ------------
    Outstanding at June 30, 1996............................    3,059,127      $ 4.00/$34.13
                                                               ==========

- ---------------

(1) Of the 421,280 options exercised during fiscal 1996, 93,700 were issued from the Company's treasury stock.

                         LANDMARK GRAPHICS CORPORATION

     Of the options outstanding at June 30, 1996, 1,237,418 options were exercisable. An additional 711,775 options would become exercisable upon the completion of a change in control of the Company (Note 1). Upon completion of the proposed merger with Halliburton, each option to acquire Company common stock may be exchanged for an option to acquire Halliburton common stock using the exchange ratio of 1 to 0.574, with the Halliburton option exercise price being determined by dividing the existing exercise price by 0.574. At June 30, 1996 and 1995, there were 1,238,796 and 1,504,648 shares, respectively, reserved for future grants under existing plans.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 123 ("FAS 123"), "Accounting for Stock-Based Compensation". FAS 123 prescribes accounting and disclosure for stock-based compensation under the fair value method, rather than intrinsic value method, and is effective for the Company for the year ending June 30, 1997. Use of the fair value method for recording compensation expense is optional. The Company has not yet determined the manner in which it will implement FAS 123.

NOTE 12  PROFIT SHARING PLAN:

     The Company established The Landmark Savings Plan (the "Plan") for the benefit of all eligible employees. The Plan is qualified under sections 401(a) and 401(k) of the Internal Revenue Code of 1986 and is subject to the provisions of the Employee Retirement Income Security Act of 1974.

     Employees may voluntarily contribute up to 16% of Compensation, as defined, to the Plan. The participants' contributions are matched by the Company at a rate of 50% of the first 8%, up to IRS limitations. For the years ended June 30, 1996, 1995 and 1994, contributions by the Company were $1.3 million, $931,000 and $623,000 respectively.

     During fiscal 1996, 1995 and 1994, the Plan purchased 58,218, 46,733, and 5,394 shares, respectively, of the Company's common stock. At June 30, 1996, 1995 and 1994, the Plan owned 95,539, 57,791 and 36,933 shares respectively, of the Company's common stock. Certain of the Company's subsidiaries sponsor various defined contribution plans. These plans are immaterial.

NOTE 13  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

     Net income per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents are determined using the treasury stock method which includes the number of shares issuable upon exercise of antidilutive stock options, less the number of shares that could have been repurchased with the exercise proceeds and its related tax benefit.

     For purposes of the net income per share computation, the shares issued in exchange for the equity interests of pooled entities have been treated as if they had been issued and outstanding for all periods presented.

                         LANDMARK GRAPHICS CORPORATION

     The following is a reconciliation of the weighted average number of shares outstanding with the number of shares used in the computations of net income per common and common equivalent share (in thousands):

                                                                         JUNE 30,
                                                               ----------------------------
                                                                1996       1995       1994
                                                               ------     ------     ------
    Weighted average number of shares outstanding............  17,322     17,001     15,774
    Share equivalents........................................     439        463        597
                                                               ------     ------     ------
    Shares used in computing net income per share............  17,761     17,464     16,371
                                                               ======     ======     ======

NOTE 14  ACQUIRED RESEARCH AND DEVELOPMENT COSTS:

     Substantially all of the acquired research and development costs relate to in-process research and development activities acquired in the WAII purchase in 1996 and the DRD purchase in 1995. The Company evaluated the status of the acquired in-process development activities and determined that certain projects had not reached technological feasibility under the Company's software development plans and method to account for software development costs, and did not have alternative future use to the Company. The Company performed a separate valuation of the replacement cost of these activities and determined the replacement cost approximated $11.0 million and $3.7 million, respectively. In accordance with generally accepted accounting principles, this amount was expensed at the date of acquisition. The Company expects to incur approximately $4.0 to $5.0 million during the next 12 to 18 months to document, merge and embed the acquired code and development activities into products to be released in the future.

NOTE 15  RESTRUCTURING, MERGER AND OTHER COSTS:

     For the year ended June 30, 1994, non-recurring costs included in the Consolidated Statements of Income consist of a compensation charge related to the common shares issued to Phantom Stock Plan participants and professional and other fees and expenses related to the completion of the merger with Advance. In connection with the acquisition, common stock was issued to Advance's Phantom Stock performance unit holders in exchange for all of their outstanding performance units. The fair value of the Company's stock was used to measure the compensation costs relating to this Plan, which resulted in the recognition of a nonrecurring charge of $11.1 million. Additionally, investment banking, accounting and legal costs related to the merger of approximately $2.4 million were incurred and are included in merger costs.

     For the year ended June 30, 1995, merger costs included in the Consolidated Statements of Income consist primarily of accounting, legal and investment banking costs related to the completion of the Stratamodel and GeoGraphix acquisitions. In connection with the Stratamodel acquisition, the Company adopted a restructuring plan designed to eliminate redundancies and consolidate operations. Under the plan, the Company recorded approximately $1.2 million in restructuring charges in fiscal 1995 consisting of severance costs for terminated employees and lease costs associated with duplicate facilities. Additionally, non-recurring costs of approximately $600,000 were incurred in connection with the acquisition, including relocation and other acquisition-related costs.

                         LANDMARK GRAPHICS CORPORATION

     On July 31, 1995, the Company announced a restructuring plan to proactively realign its resources to achieve its strategic goals of offering integrated solutions as well as point products. The realignment included terminating 74 employees and consolidating certain facilities. The Company recorded a charge of approximately $3.1 million in the first quarter of fiscal 1996. Activity related to this restructuring charge follows (in thousands):

                                       RESTRUCTURING CHARGE AT    PAYMENTS THROUGH    ACCRUED LIABILITY AT
                                            JULY 31, 1995          JUNE 30, 1996         JUNE 30, 1996
                                       -----------------------    ----------------    --------------------
    Employee severance and
      relocation.....................          $ 2,353                $ (2,120)               $233
    Facilities.......................              202                    (114)                 88
    Other............................              545                    (545)                 --
                                                ------                 -------                ----
              Total..................          $ 3,100                $ (2,779)               $321
                                                ======                 =======                ====

     All planned employee terminations have occurred. Remaining payments related to employee severance and relocation are expected to be completed by February 1997, while facilities-related payments include certain future lease payments to be made monthly through January 2004.

     The remainder of restructuring, merger and other costs for the year ended June 30, 1996 related primarily to terminated acquisition activities.

NOTE 16  INCOME TAXES:

     The provision for income tax differs from the amounts computed based upon the federal statutory rates for the reasons shown below:

                                                                     YEARS ENDED JUNE 30,
                                                                  --------------------------
                                                                  1996       1995       1994
                                                                  ----       ----       ----
    Statutory federal income tax rate...........................   35 %       35 %       35 %
    Amortization of goodwill....................................    8          2          1
    Nondeductible merger costs..................................   --          4          8
    Taxes related to foreign income.............................    1         (1 )       --
    Foreign Sales Corporation benefit...........................  (17 )       (5 )       (1 )
    Deferred benefits not recognized (recognized)...............   --         (9 )        3
    S corporation earnings......................................   --         --        (14 )
    Tax-exempt income...........................................   (1 )       (1 )       (3 )
    State taxes.................................................   --          2          1
    Other.......................................................    1          1          2
                                                                  ---        ---        ---
                                                                   27 %       28 %       32 %
                                                                  ===        ===        ===

     Income before income taxes was taxed under the following jurisdictions (in thousands):

                                                                  YEARS ENDED JUNE 30,
                                                             ------------------------------
                                                              1996        1995        1994
                                                             -------     -------     ------
    Domestic...............................................  $(1,599)    $20,567     $7,894
    Foreign................................................    8,859      (1,866)       620
                                                             -------     -------     ------
                                                             $ 7,260     $18,701     $8,514
                                                             =======     =======     ======

     Certain overseas operations are branches of Landmark Graphics and are therefore subject to United States as well as foreign income tax. The above analysis of pretax income and the following analysis of the

                         LANDMARK GRAPHICS CORPORATION
income tax provision (benefit) are therefore not directly related. Also, the foreign taxes withheld on export sales are included in the foreign amount of the current provision shown below.

     Provision for income taxes included in the Consolidated Statements of Income are as follows (in thousands):

                                                                  YEARS ENDED JUNE 30,
                                                             ------------------------------
                                                              1996        1995       1994
                                                             -------     ------     -------
    Current:
      Federal..............................................  $ 1,605     $3,244     $ 1,508
      State................................................       22        256          87
      Foreign..............................................    3,485      1,427       2,182
                                                             -------     ------     -------
              Total current................................    5,112      4,927       3,777
                                                             -------     ------     -------
    Deferred:
      Federal..............................................   (3,507)       (43)       (968)
      Foreign..............................................      340        312        (142)
                                                             -------     ------     -------
              Total deferred...............................   (3,167)       269      (1,110)
                                                             -------     ------     -------
    Provision for income taxes.............................  $ 1,945     $5,196     $ 2,667
                                                             =======     ======     =======

     Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                                YEAR ENDED
                                                                                 JUNE 30,
                                                                                   1996
                                                                                ----------
    Loss and credit carryovers................................................   $  5,169
    Warranty, bad debt and inventory reserves.................................        873
    Cash-to-accrual adjustment................................................        390
    Vacation reserve..........................................................        499
    Other.....................................................................        139
                                                                                  -------
              Total -- current................................................   $  7,070
                                                                                  -------
    Capitalized research and development costs................................     (2,734)
    Intangible amortization...................................................      5,619
    Foreign subsidiary earnings...............................................     (1,104)
    Depreciation..............................................................     (1,415)
    Other.....................................................................     (1,181)
                                                                                  -------
              Total -- noncurrent.............................................   $   (815)
                                                                                  -------
    Net tax asset before valuation allowance..................................      6,255
    Valuation allowance.......................................................     (2,240)
                                                                                  -------
    Net deferred tax asset....................................................   $  4,015
                                                                                  =======

     General business credit carryforwards of $408,000 and foreign tax credits of $1.8 million were used to reduce current taxes payable.

     In addition to the effect of the fiscal 1996 deferred provision for income taxes, the net deferred tax asset decreased by $409,000 from fiscal year 1995 due to carryback of operating losses of acquired subsidiary companies for federal tax refunds.

     There was no change in the valuation allowance for deferred tax assets during the current year.

                         LANDMARK GRAPHICS CORPORATION

     For federal income tax purposes, the Company has foreign tax credit carryforwards of $2.3 million expiring in years 1999 through 2001, research and development credits of $2.1 million that expire beginning in 2004 and continuing through 2009, and minimum tax credits of $377,000.

     The current income tax receivable represents the anticipated refund of domestic and foreign taxes which are recoverable due to subsidiary losses and carryback of unused foreign tax credits.

NOTE 17  SEGMENT INFORMATION:

     The Company operates exclusively in one industry segment, the supply of computer-aided exploration and reservoir management systems and services to the petroleum industry. No single customer represented in excess of 10% of total revenues during any of the years presented.

     Revenues and identifiable assets by geographic area, which reflect the elimination of inter-geographic amounts, are presented below.

                                                                YEARS ENDED JUNE 30,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
    Revenues:
      United States:
         Domestic......................................  $ 90,278     $ 74,765     $ 67,975
         Export........................................    56,643       67,422       49,762
      Canada...........................................     4,307        4,360        2,907
      Europe/Africa/Middle East........................    26,260       18,264       15,296
      Pacific Rim......................................     4,938        5,059        5,004
      Latin America....................................     4,886        1,336        2,307
                                                         --------     --------     --------
                                                         $187,312     $171,206     $143,251
                                                         ========     ========     ========
    Export Sales from United States to:
      Canada...........................................  $  3,189     $  2,722     $  3,966
      Europe/Africa/Middle East........................    27,070       37,300       25,822
      Pacific Rim......................................    16,510       15,230       10,957
      Latin America....................................     9,874       12,170        9,017
                                                         --------     --------     --------
                                                         $ 56,643     $ 67,422     $ 49,762
                                                         ========     ========     ========

                                                                      JUNE 30,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
    Identifiable Assets:
      United States....................................  $206,943     $196,482     $180,372
      Canada...........................................     2,727        2,436        1,467
      Europe/Africa/Middle East........................    14,549        7,928        4,408
      Pacific Rim......................................     3,818        3,813        2,197
      Latin America....................................     3,097          492          709
                                                         --------     --------     --------
                                                         $231,134     $211,151     $189,153
                                                         ========     ========     ========

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

                         LANDMARK GRAPHICS CORPORATION

U.S. parent organization. Geographical profit and loss information has been omitted as it is not deemed to be useful in analyzing and understanding the Company's worldwide operations.

NOTE 18  CASH FLOW INFORMATION:

     Net cash provided by operating activities includes cash payments for interest and income taxes as follows:

                                                                   YEARS ENDED JUNE 30,
                                                               ----------------------------
                                                                1996       1995       1994
                                                               ------     ------     ------
    Income taxes.............................................  $1,948     $1,857     $2,349
    Interest.................................................     522      1,043        742

     During the years ended June 30, 1996, 1995 and 1994, there were noncash financing activities of $1.5 million, $1.6 million and $1.1 million respectively, relating to tax benefits received from the exercise of nonqualified stock options by employees. These benefits were recorded as a reduction of income taxes payable and an increase to paid-in capital.

     There were noncash investing activities of approximately $1.5 million for the year ended June 30, 1994 which relates to stock issued in connection with the purchase of the Houston facility.

     There were noncash operating activities during the year ended June 30, 1994 of approximately $8.7 million. This amount relates to common stock issued to satisfy obligations due to Advance's Phantom Stock performance unit holders.

     Noncash activities during the year ended June 30, 1996 included the acquisition of software and software rights related to the $3.0 million guarantee of Argus indebtedness (see Note 6).

NOTE 19  QUARTERLY FINANCIAL DATA (UNAUDITED):

     Summarized quarterly financial data, as restated for the effects of the acquisitions accounted for as poolings of interests, is as follows:

                                                   FIRST      SECOND       THIRD      FOURTH
                                                  -------     -------     -------     -------
    1996:
      Revenues..................................  $39,810     $50,172     $43,338     $53,992
      Gross profit..............................   23,125      30,158      25,748      34,098
      Net income (loss).........................      294       6,379      (5,968)      4,610
      Net income (loss) per share...............  $  0.02     $  0.36     $ (0.34)    $  0.26
    1995:
      Revenues..................................  $31,767     $45,248     $44,970     $49,221
      Gross profit..............................   17,984      26,601      27,558      30,196
      Net income (loss).........................     (972)      5,763       3,189       5,525
      Net income (loss) per share...............  $ (0.06)    $  0.33     $  0.18     $  0.31

                         LANDMARK GRAPHICS CORPORATION

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item with respect to items 401 and 405 of Regulation S-K appears in the sections entitled "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" included in the Company's definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item appears in the section entitled "Executive Compensation" included in the Company's definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item appears in the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in the Company's definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appears in the section entitled "Election of Directors" included in the Company's definitive Proxy Statement relating to the 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) and (2) See Index to Consolidated Financial Statements at Item 8 of this report.

     (a)(3) Exhibits:

                                                                     (IF APPLICABLE)
                                                 SEQUENTIALLY   INCORPORATION BY REFERENCE
                                                   NUMBERED                FROM
EXHIBIT NUMBER AND DESCRIPTION                       PAGE       FORM     DATE     FILE NO.    EXHIBIT
- -----------------------------------------------  ------------   ----   --------   --------    -------
(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
     2.1    -- Stock Purchase Agreement by and
               among the Company, MGI
               Associates, Inc., Munro
               Engineering, Inc. and all of the
               Shareholders of MGI Associates,
               Inc. ...........................       N/A       8-K    09/29/94    0-17195       2.3
     2.2    -- Agreement and Plan of Merger,
               dated June 30, 1996, by and
               among, Landmark Graphics
               Corporation, Halliburton Company
               and Halliburton Acq. Company....       N/A       8-K    06/30/96    0-17195       2.1
     2.3    -- Purchase Agreement by and
               between the Company and Western
               Atlas International, Inc. (WAII)
               for certain assets of WAII......       N/A       10-Q   06/30/96    0-17195       2.1
    2.4(a)  -- Addendum No. 1 to Stock Purchase
               Agreement, by and among the
               Company, MGI Associates, Inc.,
               Munro Engineering, Inc. and all
               of the Shareholders of MGI
               Associates, Inc.................       N/A       10-Q   12/31/95    0-17195       2.1(a)
    2.4(b)  -- Addendum No. 2 to Stock Purchase
               Agreement, by and among the
               Company, MGI Associates, Inc.,
               Munro Engineering, Inc. and all
               of the Shareholders of MGI
               Associates, Inc.................       N/A       10-Q   12/31/95    0-17195       2.1(b)
(3) Articles of Incorporation and Bylaws
     3.1    -- Restated Certificate of
               Incorporation, as amended.......       N/A       S-1    07/12/89   33-29916       3.1
     3.2    -- Bylaws, as amended..............       N/A       8-A    09/05/95    0-17195      99.4
(10) Material Contracts
    10.1    -- The Landmark Graphics
               Corporation 1984 Incentive Stock
               Option Plan, as amended,
               together with form of stock
               option agreement used
               thereunder......................       N/A       S-1    07/12/89   33-29916      10.7
    10.2    -- The Landmark Graphics
               Corporation 1985 Incentive Stock
               Option Plan, as amended,
               together with form of stock
               option agreement used
               thereunder......................       N/A       S-1    07/12/89   33-29916      10.8
    10.3    -- The 1987 Non-Qualified Stock
               Option Plan, as amended,
               together with form of stock
               option agreement used
               thereunder......................       N/A       S-1    07/12/89   33-29916      10.9

                                                                     (IF APPLICABLE)
                                                 SEQUENTIALLY   INCORPORATION BY REFERENCE
                                                   NUMBERED     FROM
EXHIBIT NUMBER AND DESCRIPTION                       PAGE       FORM     DATE     FILE NO.    EXHIBIT
- -----------------------------------------------  ------------   ----   --------   --------    -------
    10.4    -- Amended Form of Indemnification
               Agreement between Registrant and
               its directors and certain of its
               officers........................       N/A       S-1    07/12/89   33-23957      10.1
    10.5    -- The 1989 Flexible Stock Option
               Plan with form of stock option
               agreement used thereunder.......       N/A       10-K   06/30/89    0-17195     10.23
    10.6    -- Amendment to the 1989 Flexible
               stock option plan...............       N/A       10-K   06/30/90    0-17195     10.12
    10.7    -- The Directors' Stock Option Plan
               with form of stock option
               agreement used thereunder.......       N/A       10-K   06/30/91    0-17195     10.11
    10.8    -- Amendment to Stock Option
               Agreement.......................       N/A       10-K   06/30/92    0-17195     10.10
    10.9    -- The Consultants' Stock Option
               Plan with form of stock option
               agreement used thereunder.......       N/A       S-8    03/11/91   33-39358      28.4
    10.10   -- The 1990 Employee Stock Option
               Plan with form of stock option
               agreement used thereunder.......       N/A       S-8    03/11/91   33-39358      28.5
    10.11   -- Severance Agreement dated August
               7, 1992, between Company and its
               officers........................       N/A       10-K   06/30/92    0-17195     10.17
    10.12   -- Letter Loan Agreement dated
               November 30, 1993 between
               Company and NationsBank of
               Texas, N.A......................       N/A       10-Q   12/31/93    0-17195      10.1
    10.13   -- Letter Loan Agreement dated
               October 31, 1994 between Company
               and NationsBank of Texas,
               N.A.............................       N/A       10-Q   12/31/94    0-17195      10.1
    10.14   -- Lease Agreement dated March 25,
               1994 between Company and Alton-
               S.G.P. Ltd. ....................       N/A       10-Q   03/31/94    0-17195      10.1
    10.15   -- Employment Agreement, dated
               March 25, 1994, between the
               Company and Samuel Rutt Bridges.       N/A       10-K   06/30/94    0-17195     10.15
    10.16   -- 1994 Flexible Incentive Plan....       N/A       10-Q   12/31/94    0-17195      10.2
    10.17   -- Credit Agreement dated December
               15, 1995 between the Company and
               ABN Amro Bank, N.V., as Agent...       N/A       10-Q   12/31/95    0-17195      10.2
    10.18   -- Change in Control Agreement
               between the Company and Senior
               Executives of the Company.......       N/A       10-Q   12/31/95    0-17195      10.2
(21) Subsidiaries of the Company
    21.1    -- Subsidiaries of the Company.....                 N/A         N/A        N/A       N/A
(23) Consents of Experts and Counsel
    23.1    -- Consent of Price Waterhouse
               LLP.............................                 N/A         N/A        N/A       N/A

                                                                     (IF APPLICABLE)
                                                 SEQUENTIALLY   INCORPORATION BY REFERENCE
                                                   NUMBERED     FROM
EXHIBIT NUMBER AND DESCRIPTION                       PAGE       FORM     DATE     FILE NO.    EXHIBIT
- -----------------------------------------------  ------------   ----   --------   --------    -------
(27) Financial Data Schedule
    27.1    -- Financial Data Schedule-Fiscal
               Year 1996.......................                 N/A         N/A        N/A       N/A
(99) Additional Exhibits
    99.1    -- Registration Rights Agreement
               among Company, the former
               Shareholders of Stratamodel,
               Inc. and certain employees of
               Stratamodel, Inc................       N/A       8-K    09/29/94    0-17195      99.1
    99.2    -- Registration Rights Agreement
               among Company, the former
               Shareholders of GeoGraphix, Inc.
               and certain employees of
               GeoGraphix, Inc.................       N/A       8-K    06/05/95    0-17195      99.1
    99.3    -- Registration Rights Agreement
               among Company, the former
               Shareholders of Advance
               Geophysical Corporation and
               certain employees of Advance
               Geophysical Corporation.........       N/A       8-K    03/25/94    0-17195      99.1
    99.4    -- Rights Agreement dated September
               1, 1995 by and between the
               Company and Chemical Bank.......       N/A       8-K    09/21/95    0-17195      99.4
    99.5    -- Stock Option Agreement dated
               June 30, 1996, by and among
               Landmark Graphics Corporation
               and Halliburton Company.........       N/A       8-K    06/30/96    0-17195      99.1
    99.6    -- Voting Agreement, dated June 30,
               1996, by and among Halliburton
               Company, S. Rutt Bridges and
               Barbara Ann Bridges.............       N/A       8-K    06/30/96    0-17195      99.2
    99.7    -- First Amendment to Rights
               Agreement, date June 30, 1996,
               by and between Landmark Graphics
               Corporation and Chemical Bank...       N/A       8-K    06/30/96    0-17195      99.3
    99.8    -- Cautionary Statement for
               Purposes of the "Safe Harbor"
               Provision of the Private
               Securities Reform Act of 1995...       N/A       8-K    04/02/96    0-17195      99.1

     (b) Reports on Form 8-K.

          Form 8-K dated June 30, 1996 (filed on July 5, 1996) which reported that the Company entered into an Agreement and Plan of Merger with Halliburton Company ("Halliburton") pursuant to which the parties propose to merge the Company with and into a wholly-owned subsidiary of Halliburton. The merger was unanimously approved by both the Company's and Halliburton's Boards of Directors. In the case of the Company, such transaction is subject to the approval of the merger by the stockholders of the Company. The parties anticipate that the merger will be completed in the fourth quarter of the 1996 calendar year.

                         LANDMARK GRAPHICS CORPORATION

              SCHEDULE VIII -- VALUATIONS AND QUALIFYING ACCOUNTS

                                                ADDITIONS
                                  BALANCE AT    CHARGED TO            DEDUCTIONS            BALANCE AT
                                  BEGINNING     COSTS AND     --------------------------      END OF
                                  OF PERIOD      EXPENSES     WRITE-OFFS     CONVERSIONS      PERIOD
                                  ----------    ----------    -----------    -----------    ----------
Inventory reserves:
  June 30, 1996.................  $  576,000    $  300,000    $  (411,000)            --    $  465,000
  June 30, 1995.................   1,519,000     1,189,000     (2,132,000)            --       576,000
  June 30, 1994.................   2,478,000       973,000     (1,932,000)            --     1,519,000
Lease inventory accumulated
  amortization:
  June 30, 1996.................  $  315,000    $  189,000             --     $  (17,000)   $  487,000
  June 30, 1995.................     165,000       150,000             --             --       315,000
  June 30, 1994.................     187,000       180,000             --       (202,000)      165,000
Allowance for doubtful accounts:
  June 30, 1996.................  $1,461,000    $2,044,000    $  (889,000)    $  300,000    $2,916,000
  June 30, 1995.................   1,706,000     1,612,000     (1,857,000)            --     1,461,000
  June 30, 1994.................   2,108,000     1,536,000     (1,938,000)            --     1,706,000

Deferred income taxes valuation allowance:

                                  BALANCE AT                                                BALANCE AT
                                  BEGINNING                                                   END OF
                                  OF PERIOD     ADDITIONS     DEDUCTIONS                      PERIOD
                                  ----------    ----------    -----------                   ----------
  June 30, 1996.................  $2,240,000    $       --    $        --                   $2,240,000
  June 30, 1995.................   3,463,000     1,808,000     (3,031,000)                   2,240,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LANDMARK GRAPHICS CORPORATION

Date: July 29, 1996                         By:  /s/  ROBERT P. PEEBLER
                                            ------------------------------------
                                                      Robert P. Peebler
                                                President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

           /s/  ROBERT P. PEEBLER               President, Chief Executive            July 29, 1996
- ---------------------------------------------     Officer and Director (Principal
              Robert P. Peebler                   Executive Officer)

           /s/  WILLIAM H. SEIPPEL              Vice President, Finance and Chief     July 29, 1996
- ---------------------------------------------     Financial Officer (Principal
             William H. Seippel                   Financial and Accounting
                                                  Officer)

              /s/  SAM K. SMITH                 Chairman of the Board                 July 29, 1996
- ---------------------------------------------
                Sam K. Smith

             /s/  LUCIO L. LANZA                Director                              July 29, 1996
- ---------------------------------------------
               Lucio L. Lanza

          /s/  JAMES A. DOWNING, II             Director                              July 29, 1996
- ---------------------------------------------
            James A. Downing, II

          /s/  CHARLES L. BLACKBURN             Director                              July 29, 1996
- ---------------------------------------------
            Charles L. Blackburn

            /s/  S. RUTT BRIDGES                Director                              July 29, 1996
- ---------------------------------------------
               S. Rutt Bridges

            /s/  THEODORE LEVITT                Director                              July 29, 1996
- ---------------------------------------------
               Theodore Levitt

                               INDEX TO EXHIBITS

                                                                     (IF APPLICABLE)
                                                 SEQUENTIALLY   INCORPORATION BY REFERENCE
                                                   NUMBERED                FROM
EXHIBIT NUMBER AND DESCRIPTION                       PAGE       FORM     DATE     FILE NO.    EXHIBIT
- -----------------------------------------------  ------------   ----   --------   --------    -------
(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
     2.1    -- Stock Purchase Agreement by and
               among the Company, MGI
               Associates, Inc., Munro
               Engineering, Inc. and all of the
               Shareholders of MGI Associates,
               Inc. ...........................       N/A       8-K    09/29/94    0-17195       2.3
     2.2    -- Agreement and Plan of Merger,
               dated June 30, 1996, by and
               among, Landmark Graphics
               Corporation, Halliburton Company
               and Halliburton Acq. Company....       N/A       8-K    06/30/96    0-17195       2.1
     2.3    -- Purchase Agreement by and
               between the Company and Western
               Atlas International, Inc. (WAII)
               for certain assets of WAII......       N/A       10-Q   06/30/96    0-17195       2.1
    2.4(a)  -- Addendum No. 1 to Stock Purchase
               Agreement, by and among the
               Company, MGI Associates, Inc.,
               Munro Engineering, Inc. and all
               of the Shareholders of MGI
               Associates, Inc.................       N/A       10-Q   12/31/95    0-17195       2.1(a)
    2.4(b)  -- Addendum No. 2 to Stock Purchase
               Agreement, by and among the
               Company, MGI Associates, Inc.,
               Munro Engineering, Inc. and all
               of the Shareholders of MGI
               Associates, Inc.................       N/A       10-Q   12/31/95    0-17195       2.1(b)
(3) Articles of Incorporation and Bylaws
     3.1    -- Restated Certificate of
               Incorporation, as amended.......       N/A       S-1    07/12/89   33-29916       3.1
     3.2    -- Bylaws, as amended..............       N/A       8-A    09/05/95    0-17195      99.4
(10) Material Contracts
    10.1    -- The Landmark Graphics
               Corporation 1984 Incentive Stock
               Option Plan, as amended,
               together with form of stock
               option agreement used
               thereunder......................       N/A       S-1    07/12/89   33-29916      10.7
    10.2    -- The Landmark Graphics
               Corporation 1985 Incentive Stock
               Option Plan, as amended,
               together with form of stock
               option agreement used
               thereunder......................       N/A       S-1    07/12/89   33-29916      10.8
    10.3    -- The 1987 Non-Qualified Stock
               Option Plan, as amended,
               together with form of stock
               option agreement used
               thereunder......................       N/A       S-1    07/12/89   33-29916      10.9

                                                                     (IF APPLICABLE)
                                                 SEQUENTIALLY   INCORPORATION BY REFERENCE
                                                   NUMBERED     FROM
EXHIBIT NUMBER AND DESCRIPTION                       PAGE       FORM     DATE     FILE NO.    EXHIBIT
- -----------------------------------------------  ------------   ----   --------   --------    -------
    10.4    -- Amended Form of Indemnification
               Agreement between Registrant and
               its directors and certain of its
               officers........................       N/A       S-1    07/12/89   33-23957      10.1
    10.5    -- The 1989 Flexible Stock Option
               Plan with form of stock option
               agreement used thereunder.......       N/A       10-K   06/30/89    0-17195     10.23
    10.6    -- Amendment to the 1989 Flexible
               stock option plan...............       N/A       10-K   06/30/90    0-17195     10.12
    10.7    -- The Directors' Stock Option Plan
               with form of stock option
               agreement used thereunder.......       N/A       10-K   06/30/91    0-17195     10.11
    10.8    -- Amendment to Stock Option
               Agreement.......................       N/A       10-K   06/30/92    0-17195     10.10
    10.9    -- The Consultants' Stock Option
               Plan with form of stock option
               agreement used thereunder.......       N/A       S-8    03/11/91   33-39358      28.4
    10.10   -- The 1990 Employee Stock Option
               Plan with form of stock option
               agreement used thereunder.......       N/A       S-8    03/11/91   33-39358      28.5
    10.11   -- Severance Agreement dated August
               7, 1992, between Company and its
               officers........................       N/A       10-K   06/30/92    0-17195     10.17
    10.12   -- Letter Loan Agreement dated
               November 30, 1993 between
               Company and NationsBank of
               Texas, N.A......................       N/A       10-Q   12/31/93    0-17195      10.1
    10.13   -- Letter Loan Agreement dated
               October 31, 1994 between Company
               and NationsBank of Texas,
               N.A.............................       N/A       10-Q   12/31/94    0-17195      10.1
    10.14   -- Lease Agreement dated March 25,
               1994 between Company and Alton-
               S.G.P. Ltd. ....................       N/A       10-Q   03/31/94    0-17195      10.1
    10.15   -- Employment Agreement, dated
               March 25, 1994, between the
               Company and Samuel Rutt Bridges.       N/A       10-K   06/30/94    0-17195     10.15
    10.16   -- 1994 Flexible Incentive Plan....       N/A       10-Q   12/31/94    0-17195      10.2
    10.17   -- Credit Agreement dated December
               15, 1995 between the Company and
               ABN Amro Bank, N.V., as Agent...       N/A       10-Q   12/31/95    0-17195      10.2
    10.18   -- Change in Control Agreement
               between the Company and Senior
               Executives of the Company.......       N/A       10-Q   12/31/95    0-17195      10.2
(21) Subsidiaries of the Company
    21.1    -- Subsidiaries of the Company.....                 N/A         N/A        N/A       N/A

                                                                     (IF APPLICABLE)
                                                 SEQUENTIALLY   INCORPORATION BY REFERENCE
                                                   NUMBERED                FROM
EXHIBIT NUMBER AND DESCRIPTION                       PAGE       FORM     DATE     FILE NO.    EXHIBIT
- ------------------------------                   ------------   ----   --------   --------    -------
(23) Consents of Experts and Counsel
    23.1   -- Consent of Price Waterhouse
               LLP.............................                 N/A         N/A        N/A       N/A
(27) Financial Data Schedule
    27      -- Financial Data Schedule-Fiscal
               Year 1996.......................                 N/A         N/A        N/A       N/A
(99) Additional Exhibits
    99.1    -- Registration Rights Agreement
               among Company, the former
               Shareholders of Stratamodel,
               Inc. and certain employees of
               Stratamodel, Inc................       N/A       8-K    09/29/94    0-17195      99.1
    99.2    -- Registration Rights Agreement
               among Company, the former
               Shareholders of GeoGraphix, Inc.
               and certain employees of
               GeoGraphix, Inc.................       N/A       8-K    06/05/95    0-17195      99.1
    99.3    -- Registration Rights Agreement
               among Company, the former
               Shareholders of Advance
               Geophysical Corporation and
               certain employees of Advance
               Geophysical Corporation.........       N/A       8-K    03/25/94    0-17195      99.1
    99.4    -- Rights Agreement dated September
               1, 1995 by and between the
               Company and Chemical Bank.......       N/A       8-K    09/21/95    0-17195      99.4
    99.5    -- Stock Option Agreement dated
               June 30, 1996, by and among
               Landmark Graphics Corporation
               and Halliburton Company.........       N/A       8-K    06/30/96    0-17195      99.1
    99.6    -- Voting Agreement, dated June 30,
               1996, by and among Halliburton
               Company, S. Rutt Bridges and
               Barbara Ann Bridges.............       N/A       8-K    06/30/96    0-17195      99.2
    99.7    -- First Amendment to Rights
               Agreement, date June 30, 1996,
               by and between Landmark Graphics
               Corporation and Chemical Bank...       N/A       8-K    06/30/96    0-17195      99.3
    99.8    -- Cautionary Statement for
               Purposes of the "Safe Harbor"
               Provision of the Private
               Securities Reform Act of 1995...       N/A       8-K    04/02/96    0-17195      99.1