Form 10-K/A
period 1996-06-30
LANDMARK GRAPHICS CORP
filed 1996-09-12
CIK 749510

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        PREFERRED SHARE PURCHASE RIGHTS
                    COMMON STOCK, $0.05 PAR VALUE PER SHARE
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


         The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $479,500,000 as of September 6, 1996 based upon the average bid and asked prices of such stock as reported in the National Market System of the National Association of Securities Dealers Automated Quotation System (the "Nasdaq National Market") on that day.

         There were 17,662,816 shares of common stock, $0.05 par value, outstanding at September 6, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

EXPLANATORY NOTE

        This Form 10-K/A is being filed to disclose the information required by Part III (Items 10, 11, 12 and 13) of Form 10-K. The Form 10-K for the fiscal year ended June 30, 1996 filed by the Company indicated that such information would be incorporated by reference to the Company's definitive proxy statement relating to the 1996 Annual Meeting of Stockholders. The Company will not be conducting a 1996 Annual Meeting of Stockholders prior to the pending merger (the "Merger") of the Company with and into Halliburton Acg. Company ("Merger Sub"), a Delaware corporation and wholly owned subsidiary of Halliburton Company ("Halliburton"), a Delaware corporation, pursuant to that certain Agreement and Plan of Merger (the "Merger Agreement") dated as of June 30, 1996 by and among the Company, Merger Sub and Halliburton.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth for each director of the Company, his age, principal occupation, position with the Company, if any, and certain other information.

           NAME                AGE                 PRINCIPAL OCCUPATION                  DIRECTOR SINCE
           ----                ---                 --------------------                  --------------
Charles L. Blackburn           68      Since May 1995, Mr. Blackburn has been an         March 1993
                                       independent consultant to energy
                                       companies. From February 1987 to May 1995,
                                       Mr. Blackburn was President and Chief
                                       Executive Officer of Maxus Energy
                                       Corporation (formerly Diamond Shamrock
                                       Corporation) and from April 1987 to May
                                       1995 he was Chairman of the Board of
                                       Directors of Maxus Energy Corporation.
                                       Mr. Blackburn also serves as a director of
                                       Lone Star Technologies, Inc.

S. Rutt Bridges                45      Mr. Bridges has served as Vice President          March 1994
                                       of the Company since March 1994 and  as
                                       Chief Technology Officer of the Company
                                       since July 1995.  From October 1980 to
                                       March 1994, at which time Advance
                                       Geophysical Corporation ("Advance
                                       Geophysical") merged into a wholly owned
                                       subsidiary of the Company, Mr. Bridges was
                                       Chairman of the Board and Chief Executive
                                       Officer of Advance Geophysical, a supplier
                                       of seismic processing software.

James A. Downing II            56      Mr. Downing has served as Chief Science           March 1993
                                       Officer and Senior Technology and Business
                                       Advisor since September 1995.  From August
                                       1994 to August 1995, Mr. Downing was Vice
                                       President of the Company and President of
                                       the ZYCOR Products Group since July 1994.
                                       From July 1992 to July 1994, Mr. Downing
                                       served as Executive Vice President - CAEX
                                       Product Development of the Company and
                                       from November 1990 to July 1992, he served
                                       as President of Landmark/ZYCOR, Inc., a
                                       wholly owned subsidiary of the Company.
                                       Mr. Downing co-founded ZYCOR, Inc., a
                                       developer of geologic products for the
                                       energy industry and the predecessor of
                                       Landmark/ZYCOR, Inc., in June 1979.

Lucio L. Lanza                 52      Since 1989, Mr. Lanza has been an                 January 1992
                                       independent consultant working with chief
                                       executive officers and top management of
                                       semiconductor, communications and
                                       computer-aided design companies in
                                       strategic planning. In 1991, he became a
                                       partner of U.S. Venture Partners, a
                                       venture capital firm managing investments
                                       in the high technology and biotechnology
                                       fields.  Mr. Lanza is also a consultant
                                       to Cadence Design Systems in the areas of
                                       strategy and business development.

Theodore Levitt                71      Mr. Levitt joined the faculty of the              December 1993
                                       Harvard University Graduate School of
                                       Business Administration in 1959, where he
                                       is the Edward W. Carter Professor of
                                       Business Administration, Emeritus.  From
                                       1985 to 1989, Mr. Levitt served as Editor
                                       of the Harvard Business Review.  Mr.
                                       Levitt serves as a director of Cordiant
                                       PLC, The Stride Rite Corporation and
                                       Sanford C. Bernstein Fund.

Robert P. Peebler              49      Mr. Peebler has served as Chief Executive         August 1990
                                       Officer of the Company since December 1992
                                       and as President and Chief Operating
                                       Officer of the Company since July 1992.
                                       From April 1989 to July 1992, Mr. Peebler
                                       served as Vice President of the Company.

Sam K. Smith                   64      Mr. Smith has served as Chairman of the           September 1989
                                       Board since December 1992.  Mr. Smith is
                                       the Chairman of Merit Technology, Inc., a
                                       military software company which he
                                       co-founded in July 1984.  On February 18,
                                       1994, Merit Technology filed for
                                       protection under Chapter 11 of the
                                       Bankruptcy Code and on August 22, 1995, an
                                       order confirming Merit Technology's Plan
                                       of Reorganization was entered by the
                                       bankruptcy court.  Mr. Smith serves as a
                                       director of Mizar, Inc., a manufacturer
                                       of digital signal processing boards and
                                       Sun River Corporation, a terminal
                                       manufacturing company.

Unless he sooner resigns or is removed, a director holds office from the date elected until his successor is elected and qualifies.

                               EXECUTIVE OFFICERS

         The executive officers of the Company serve at the discretion of the Board of Directors and are chosen annually by the Board at its first meeting following the annual meeting of stockholders. The following table sets forth the names and ages of the executive officers of the Company and all positions held with the Company by each individual.

     NAME                         AGE                        TITLE
     ----                         ---                        -----
Robert P. Peebler . . . . . . . . 49         Chief Executive Officer, President and Chief Operating Officer
James A. Downing II . . . . . . . 56         Chief Science Officer
S. Rutt Bridges . . . . . . . . . 45         Vice President
Daniel L. Casaccia  . . . . . . . 47         Vice President - Human Resources
John W. Gibson. . . . . . . . .   38         Executive Vice President
Henry P. Holland  . . . . . . . . 47         Executive Vice President
Patti L. Massaro  . . . . . . . . 47         General Counsel and Corporate Secretary
Frank D. McMordie . . . . . . . . 54         Vice President
William H. Seippel  . . . . . . . 39         Vice President - Finance and Chief Financial Officer
Denese D. Van Dyne  . . . . . . . 41         Vice President - Corporate Communications

         For a description of the business experience of Messrs. Peebler, Downing and Bridges, see Item 10 above.

         Daniel L. Casaccia has served as Vice President - Human Resources since January 1991. From September 1988 to January 1991, he was Vice President, Human Resources/Quality and Secretary of McDATA Corporation, an international computer networking and data communication company.

         John W. Gibson has served as Executive Vice President of the Company since February 1996. Previously Mr. Gibson was President of Zycor Products Group from September 1995 to February 1996 and Vice President from September 1994 to September 1995. Prior to joining Landmark, Mr. Gibson was Manager, Geological and Geophysical Imaging Research with Chevron Corporation.

         Henry P. Holland has served as Executive Vice President of the Company since March 1996 and was previously President of the Integrated Solutions Group from January 1995 to February 1996. Prior to joining the Company, from 1990 to 1994, Mr. Holland held the positions of President and Chief Executive Officer (1993 to 1994), Chief Operating Officer (1991 to 1993) and Executive Vice President - Support and Development (1990 to 1991) with Dun & Bradstreet Software, a supplier of business software, systems and services.

         Patti L. Massaro has served as General Counsel and Corporate Secretary since March 1993. Prior to joining the Company, from 1991 to 1992, Ms. Massaro served as legal consultant to corporate clients including Landmark and other software companies and oil field equipment and service companies. From 1989 to 1991, Ms. Massaro was General Counsel and Secretary for IMSL, Inc. (now known as Visual Numerics, Inc.), a developer and marketer of scientific and mathematical software.

         Frank D. McMordie served as Vice President of the Company from September 1994 to June 1996 and as President of the Munro Garrett Products Group since July 1995. From July 1993 to September 1994, at which time Munro Garrett International, Inc. ("Munro Garrett") became an indirect, wholly owned subsidiary of the Company, Mr. McMordie was President and Chief Operating Officer of Munro Garrett. From November 1986 to July 1993, at which time Munro Engineering Inc. and Garrett Computing Systems, Inc. ("Garrett Computing") merged to form Munro Garrett, Mr. McMordie was Chairman, President and Chief Executive Officer of Garrett Computing. Mr. McMordie retired from the Company in June 1996.

         William H. Seippel has served as Vice President - Finance and Chief Financial Officer since July 1992. Prior to joining the Company, from August 1990 to July 1992, Mr. Seippel was Director of Finance for Covia, Inc., an affiliate of United Airlines. From April 1984 to August 1990, Mr. Seippel held the positions of Group Business Controller (1989 to 1990), Group Controller Sales/Marketing (1986 to 1989), and Product Line Controller (1984 to 1986) with Digital Equipment Corporation, a diversified computer manufacturer.

         Denese D. Van Dyne has served as Vice President - Corporate Communications of the Company since March 1995. From December 1994 to January 1995, Ms. Van Dyne was Vice President - Industry Relations for the Applications Management Group of Sterling Software, a Dallas-based software developer. From September 1993 to December 1994, at which time KnowledgeWare, Inc. ("KnowledgeWare"), a developer of application development software, was acquired by Sterling Software, Ms. Van Dyne was Director of Communications for KnowledgeWare. From April 1992 to August 1993, Ms. Van Dyne was Vice President of Crescent Communications, a high-technology marketing consulting firm in Atlanta, Georgia, and from June 1987 to December 1991, she was Marketing Communications Manager of the Electronic Design Division of Hewlett-Packard.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires that Company directors, executive officers and persons who own more than 10% of the Common Stock file initial reports of ownership and reports of changes in ownership of Common Stock with the SEC. Officers, directors and stockholders who own more than 10% of the Common Stock are required by the SEC to furnish the Company with copies of all Section 16(a) reports they file.

         To the Company's knowledge, based solely on the review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1996, all
Section 16(a) beneficial ownership reporting requirements applicable to its officers, directors and 10% stockholders were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for the years ended June 30, 1996, 1995 and 1994 paid to Robert P. Peebler, the Company's Chief Executive Officer, and the other four most highly compensated executive officers of the Company who were serving as such at June 30, 1996 (hereinafter collectively referred to as the "Named Officers"):

                        SUMMARY COMPENSATION TABLE (1)


                                           ANNUAL COMPENSATION
                                       ----------------------------

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                                             -------------------------
                                                                                             NUMBER OF
                                                                              Restricted    SECURITIES
       NAME AND                                              OTHER ANNUAL        Stock      UNDERLYING       ALL OTHER
  PRINCIPAL POSITION         YEAR    SALARY       BONUS      COMPENSATION       Awards        OPTIONS       COMPENSATION
  ------------------         ----    ------       -----      ------------     ----------      --------      ------------
Robert P. Peebler,           1996    $400,000        ---          ---         $    ---          50,000          $5,314(2)
 Chief Executive             1995     325,000        ---          ---              ---         130,000           4,620(2)
 Officer and President       1994     237,500     $3,500          ---              ---          60,000           3,836(2)

S. Rutt Bridges,             1996     200,552        ---          ---              ---             ---         404,750(3)
 Vice President              1995     219,749        ---          ---              ---             ---         406,620(3)
                             1994      50,000        ---          ---              ---             ---         101,501(3)

Henry P. Holland             1996     268,755        ---          ---              ---          25,000           2,375(2)
 Executive Vice President    1995     114,592        ---          ---           46,930(5)      100,000           2,573(2)
                             1994         ---        ---          ---              ---             ---             ---

James A. Downing II,         1996     197,500        ---          ---              ---           8,000           2,375(2)
 Chief Science Officer       1995     190,000        ---          ---              ---          10,000           4,620(2)
                             1994     154,750      2,590          ---              ---          10,000           4,559(2)

William Trebinski,           1996     196,349        ---          ---              ---          20,000          53,300(4)
 Vice President              1995     175,091        ---          ---              ---          40,000           4,620(4)
                             1994     119,409     17,435          ---              ---          20,000           5,970(4)

William H. Seippel,          1996     186,250        ---          ---          217,500(5)       15,000           2,375(2)
 Vice President -            1995     175,000        ---          ---              ---          45,000           4,620(2)
 Finance and Chief           1994     142,750      2,380          ---              ---          15,000           4,559(2)
 Financial Officer

- -------------------
(1) No information is provided for the fiscal years ended June 30, 1995 and June 30, 1994 for any Named Officer who was not an executive officer of the Company during the applicable fiscal year.
(2)  Consists of Company matching contributions to the Landmark Savings Plan.
(3) Includes $4,750, $6,620 and $1,501 of matching contributions made by the Company to the Landmark Savings Plan for the fiscal years ended June 30, 1996, 1995 and 1994, respectively, and $400,000, $400,000 and $100,000 of compensation allocable to a non-competition agreement between the Company and Mr. Bridges for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.
(4) Consists of Company matching contributions and other Company contributions to a savings plan.
(5) Grants of restricted stock to Mr. Holland and Mr. Seippel of 2,470 shares valued at $19.00 per share and 10,000 shares valued at $21.75 per share, respectively. The value of Mr. Holland's and Mr. Seippel's restricted stock at June 30, 1996 is $47,548 and $192,500, respectively. The restrictions on Mr. Holland's restricted stock award were performance based and have been satisfied. Therefore, Mr. Holland's restricted stock award is now fully vested. Mr. Seippel's restricted stock award vests over a four (4) year period with 25% of the total award vesting each year. However, under the terms of Mr. Seippel's employment agreement (see "Employment Contracts, Termination of Employment and Change in Control Arrangements" below), the restricted stock award will fully vest at the Effective Time.

OPTION GRANTS

         The following table sets forth certain information regarding options granted to the Named Officers during the fiscal year ended June 30, 1996:


                       OPTION GRANTS IN LAST FISCAL YEAR


                                     INDIVIDUAL GRANTS
                     -----------------------------------------------
                                 PERCENT OF                           POTENTIAL REALIZABLE VALUE AT
                     NUMBER OF      TOTAL                                 ASSUMED ANNUAL RATES OF
                     SECURITIES    OPTIONS     EXERCISE                  STOCK PRICE APPRECIATION
                     UNDERLYING  GRANTED TO      PRICE                     FOR OPTION TERM (2)
                      OPTIONS     EMPLOYEES IN   PER      EXPIRATION   -----------------------------
       NAME           GRANTED     FISCAL YEAR  SHARE (1)    DATE           5%            10%
- -------------------   -------     -----------  --------- ----------   -----------------------------
Robert P. Peebler      50,000        5.2%     $ 26.50    09/20/05      $833,285      $2,111,709

S. Rutt Bridges            --         --           --          --            --              --

James A. Downing II     8,000         .8%       26.50    09/20/05       133,326         337,873

William Trebinski      20,000        2.1%       26.50    09/20/05       333,314         844,684

William H. Seippel     15,000        1.6%       26.50    09/20/05       249,986         633,513

Henry P. Holland       25,000        2.6%       26.50    09/20/05       416,643       1,055,854

- -------------------

(1) The exercise price for the above options is equal to the closing market price on the business day immediately preceding the date of grant. Except as noted in the table below and below in "Contracts, Termination of Employment and Change in Control Arrangements," the options vest in four equal annual installments over a four-year term.

(2) "Potential Realizable Value" is disclosed in response to Securities and Exchange Commission rules, which require such disclosure for illustrative purposes only, and is based on the difference between the potential market value of shares issuable (based upon assumed appreciation rates) upon exercise of such options and the exercise price of such options. The values disclosed are not intended to be, and should not be interpreted by stockholders as, representations or projections of future value of the Company's stock or of the stock price.

        The following table sets forth the names of those directors and executive officers of the Company who hold Landmark Options (as hereinafter defined), the number of shares of Landmark Common Stock (as hereinafter defined) subject to such Landmark Options, the weighted average exercise price thereunder, the number of shares of Landmark Common Stock subject thereto that are currently unvested, the number of such shares that will vest upon the occurrence of the Merger by virtue of the terms of the Landmark Option, the plan pursuant to which it was issued or contractual arrangements between Landmark and the holder of Landmark Options, the number of shares of Halliburton Common Stock (as hereinafter defined) to which the Landmark Options will apply at the Effective Time (as hereinafter defined) and the weighted average exercise price per share of Halliburton Common Stock.


                                                                Number of    Number of
                                                                Shares of    Shares of     Number of
                                                    Weighted    Unvested     Landmark      Shares of     Weighted
                                        Landmark     Average    Landmark      Common      Halliburton     Average
Name of Director* or                     Common     Exercise     Common      Stock to       Common       Exercise
Executive Officer                         Stock     Price(1)      Stock       Vest(2)        Stock        Price
- -----------------                       --------    --------    ---------    ---------    -----------    --------
Charles L. Blackburn*................      25,000   $17.175       3,750           --       12,198        $29.143
Daniel L. Casaccia...................      94,750    17.125      23,000       23,000       54,387         29.834
James A. Downing II*.................      98,000    15.913      18,500       18,500       56,252         27.723
John W. Gibson.......................     125,000    20.680      97,500       97,500       71,750         36.028
Henry P. Holland.....................     125,000    20.700      93,750       93,750       71,750         36.063
Lucio L. Lanza*......................      35,000    16.482       3,750           --       17,938         28.040
Theodore Levitt*.....................      20,000    19.750       6,250           --        7,893         34.408
Patti L. Massaro.....................      10,000    19.719       7,500        7,500        5,740         34.354
Robert P. Peebler*...................     430,000    18.820     165,000      165,000      246,820         32.787
William H. Seippel...................     128,200    17.345      48,750       48,750       73,587         30.218
Sam K. Smith*........................      45,000    17.931       3,750           --       23,678         30.956
Denese D. VanDyne....................      46,000    22.125      34,500       34,500       26,404         38.545
All Directors and Executive Officers
  as a Group (12 persons)............   1,181,950    18.650     506,000      488,500      668,397         32.340

- ----------
(1) The ranges of exercise prices applicable to Landmark Options held by James A. Downing II, Daniel L. Casaccia, Patti L. Massaro, William H. Seippel, Charles L. Blackburn, Lucio L. Lanza, Robert P. Peebler, Sam K. Smith, John W. Gibson, Henry P. Holland, Theodore Levitt and Denise D. Van Dyne are $26.500 to $5.370, $26.500 to $10.250, $26.500 to $19.250,
      $22.125 to $15.250, $26.500 to $10.125, $19.750 to $15.500, $25.750 to
      $12.000, $26.500 to $10.250, $25.750 to $12.000, $22.000 to $10.250,
      $25.750 to $12.000, $26.500 to $17.500, $26.500 to $19.250, $19.750 to
      $19.750 and $26.500 to $20.750, respectively.

(2) Pursuant to the Landmark Graphics Corporation 1994 Flexible Incentive Plan, all unvested Landmark Options granted thereunder will vest in full at the Effective Time of the Merger. In addition, under the terms of certain Change in Control Agreements, all Landmark Options held by individuals who are parties to those Change in Control Agreements that are not vested at the Effective Time will become fully vested.




OPTION EXERCISES AND YEAR-END OPTION VALUES

         The following table sets forth certain information with respect to Landmark Options exercised during the fiscal year ended June 30, 1996 by each of the Named Officers and the value of unexercised Landmark Options held by each of the Named Officers at June 30, 1996:

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                   VALUES



                                                           NUMBER OF SECURITIES
                       OPTIONS EXERCISED IN FISCAL 1996   UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                       --------------------------------     OPTIONS AT JUNE 30,      IN-THE-MONEY OPTIONS
                           SHARES                                  1996                AT JUNE 30, 1996
                         ACQUIRED ON                          EXERCISABLE (E)           EXERCISABLE (E)
NAME                      EXERCISE      VALUE REALIZED       UNEXERCISABLE (U)        UNEXERCISABLE(U)(1)
- ----                      --------      --------------       -----------------        -------------------
Robert P. Peebler              ---            $   ---               240,000(E)                 $553,125(E)
                                                                    190,000(U)                  329,375(U)
S. Rutt Bridges                ---                ---                   ---                         ---

James A. Downing II            ---                ---                77,500(E)                  450,000(E)
                                                                     20,500(U)                      ---(U)
Henry P. Holland               ---                ---                25,000(E)                      ---(E)
                                                                    100,000(U)                      ---(U)
William Trebinski           12,125             88,156                20,000(E)                      ---(E)
                                                                     70,375(U)                   59,031(U)
William H. Seippel           3,500             44,188                56,950(E)                  293,888(E)
                                                                     71,250(U)                  155,313(U)

- ------------------------

(1) Based on the difference between the closing price of the Landmark Common Stock on June 30, 1996 ($19.25 per share) and the exercise price of the Landmark Option.


COMPENSATION OF DIRECTORS

     Directors who are not officers of the Company are paid a $9,000 annual retainer and receive an additional fee of $1,000 for attending in person any regular or special meeting of the Board of Directors. The Company reimburses all directors for their expenses in attending meetings as well as other expenses incurred in connection with their service as directors of the Company. Mr. Smith also serves as consultant to the Company and received $43,000 during the fiscal year ended June 30, 1996 for consulting services. Pursuant to an arrangement between the Company and Mr. Smith, effective January 1, 1995, Mr. Smith receives a total of $60,000 per year for his services as both a director of and consultant to the Company.

     Under the Company's Directors' Stock Option Plan (the "Directors' Plan"), each director who is a disinterested person within the meaning of Section 16(b)-3(c)(2)(i) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and who has served on the Board of Directors for one full year is granted an option for 5,000 shares immediately following each annual meeting of stockholders. New directors are granted an option to purchase 15,000 shares immediately following the first annual meeting following election to the Board of Directors. The per share exercise price of each option granted under the Directors' Plan is equal to the closing price per share of Landmark Common Stock, as reported by the National Association of Securities Dealers Automated Quotation System (the "Nasdaq Stock Market"), for the business day immediately preceding the date of grant of an option. Fifty percent of the shares subject to each option vest on June 30 following the date of grant and 25% of the shares vest on June 30 of each of the two succeeding years. An option may be exercised only with respect to that portion of shares that has vested.

     Directors who act as consultants to the Company may be eligible for the grant of options under the Company's Consultants' Stock Option Plan. During the last fiscal year, no options were granted to directors under such plan.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

         Each of the executive officers of the Company is a party to a Change in Control Agreement (herein so called) with the Company that existed prior to the initiation of discussions that led to the execution and delivery of the Merger Agreement. Pursuant to the Change in Control Agreements, any options ("Landmark Options") to purchase shares of the common stock, $.05 par value per share ("Landmark Common Stock") held by such executive officers that were not fully vested prior to the effective time of the Merger (the "Effective Time") will become fully vested at the Effective Time. In addition, such executive officers would, pursuant to such agreements, become entitled to certain benefits as a result of the Merger and to certain payments upon a termination of their employment after consummation of the Merger in certain circumstances. The rights to these benefits and payments have been terminated or otherwise modified pursuant to the agreements described below.

         Robert P. Peebler, President and Chief Executive Officer of the Company, has entered into an Executive Employment Agreement (the "Peebler Employment Agreement") with both the Company and Halliburton that will become effective only if the Merger is consummated. The Peebler Employment Agreement, the term of which is the period from the Effective Time until December 31, 1999, provides that Mr. Peebler will be employed as the Chief Executive Officer of the corporation surviving the Merger. For his services in such capacity, Mr. Peebler will be paid a base annual salary of not less than $400,000, will receive an annual deferred compensation allocation of not less than $100,000 and will be granted at the outset a nonqualified option to purchase 20,000 shares of the common stock, $2.50 par value per share, of Halliburton ("Halliburton Common Stock"). Under the Peebler Employment Agreement, Mr. Peebler will be entitled to be paid a lump sum of $800,000 if his employment is terminated during the term of such agreement under certain circumstances. The Peebler Employment Agreement further provides that, at the time the agreement becomes effective, Mr. Peebler's rights under his Change in Control Agreement with the Company will be terminated, except that all outstanding Landmark Options held by Mr. Peebler that were not fully vested prior to the Effective Time will become fully vested at the Effective Time pursuant to the terms of Mr. Peebler's Change in Control Agreement. By virtue of the Merger, all such outstanding Landmark Options will be converted into options to purchase Halliburton Common Stock.

         In addition, five other executive officers of the Company have entered into Executive Employment Agreements (the "Employment Agreements") with both the Company and Halliburton that will become effective only if the Merger is consummated and will have terms from the Effective Time until December 31, 1999. Each of the Employment Agreements provides for the payment of an annual base salary of not less than a certain amount, the grant of a nonqualified stock option to purchase a specified number of shares of Halliburton Common Stock and the grant of a certain number of restricted shares of Halliburton Common Stock. Under each of the Employment Agreements, the executive officer party thereto will be entitled to a lump sum payment equal to two times such officer's minimum base salary if his or her employment is terminated during the Term for any reason other than by death or permanent disability, by the employer for "cause" or by the officer in a "Voluntary Termination." Each of the Employment Agreements also provides that the officer's employment will not be terminated by the employer prior to six months after the Effective Time, except for "cause." In addition, each of the Employment Agreements contains a noncompetition covenant by the executive officer party thereto commencing on termination of such agreement and continuing for one year thereafter. The following table sets forth the name and title of each of the Landmark executive officers who is a party to an Employment Agreement and certain information with respect to such Employment Agreement.


                                                                                                  Number of
                                                                   Number of Shares of           Restricted
                                                    Minimum         Halliburton Common            Shares of
                                                      Base           Stock Underlying            Halliburton
Name and Title                                       Salary               Option                Common Stock
- --------------                                      -------        -------------------          ------------
Daniel L. Casaccia . . . . . . . . . . . . . . . .  $160,000             12,000                    2,500
  Vice President -- Human Resources
John W. Gibson . . . . . . . . . . . . . . . . . .   210,000             17,000                    4,000
  Executive Vice President -- Integrated
  Products Group
Henry P. Holland . . . . . . . . . . . . . . . . .   300,000             17,000                    5,000
  Vice President -- Integrated Solutions Group
Patti L. Massaro . . . . . . . . . . . . . . . . .   110,000             12,000                    1,000
  General Counsel and Secretary
Denese D. VanDyne  . . . . . . . . . . . . . . . .   150,000             12,000                    2,000
  Vice President -- Corporate Marketing and
  Communications

         Mr. Peebler and each of the other executive officers of the Company who is a party to an Employment Agreement will continue to be entitled to all of his or her rights under outstanding Landmark Options held by such officer prior to the Effective Time, which by virtue of the Merger will be converted into options to purchase Halliburton Common Stock. The Peebler Employment Agreement and each of the Employment Agreements provides that, at the Effective Time, the Change in Control Agreement to which the Company and such officer are parties will be terminated, except that all outstanding Landmark Options held by such officer that were not fully vested prior to the Effective Time will become fully vested at the Effective Time pursuant to such officer's Change in Control Agreement.

         The Company has also entered into employment agreements with William H. Seippel, Vice President, Finance and Chief Financial Officer, and James A. Downing II, Chief Science Officer, that will become effective only if the Merger is consummated, and will have terms from the Effective Time until the date on which Halliburton has publicly announced results of operations covering a period of not less than 30 days of combined operations for the Company and Halliburton, unless earlier terminated by the employee party thereto. During the terms of such agreements, Messrs. Seippel and Downing will be entitled to compensation of $3,958.33 and $4,166.67, respectively, on a semi-monthly basis, in arrears and to continue to receive certain employee benefits. After the Effective Time, Messrs. Seippel and Downing will cease to be officers of the Company. Pursuant to such agreements, Mr. Seippel has agreed to a lump sum payment of $405,064 in settlement of all of his rights under his Change in Control Agreement and Mr. Downing has agreed to a lump sum payment of $373,751 in settlement of all of his rights to cash compensation under his Change in Control Agreement. Mr. Downing will continue to be entitled to certain employee benefits under his Change in Control Agreement after termination of his employment agreement. These payments will be made at the time that the employment of Messrs. Seippel and Downing terminates.

                         SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table and the notes thereto set forth certain information with respect to the beneficial ownership of shares of Landmark Common Stock, as of September 6, 1996 (except as noted in the footnotes to such table), by each person or group within the meaning of Section 13(d)(3) of the Exchange Act who is known to the management of the Company to be the beneficial owner of more than five percent of the outstanding Landmark Common Stock as of September 6, 1996:

                                                               AMOUNT AND
                                                               NATURE OF
                NAME AND ADDRESS                               BENEFICIAL             PERCENT
               OF BENEFICIAL OWNER                           OWNERSHIP (1)           OF CLASS
               -------------------                           ---------------         --------
    S. Rutt Bridges   . . . . . . . . . . . . . . . . .       1,971,263 (2)(3)        11.16%
      7409 South Alton Court, Suite 100
      Englewood, Colorado  80112

    Halliburton Company   . . . . . . . . . . . . . . .       1,971,263 (3)           11.16%
      3600 Lincoln Plaza
      500 North Akard Street
      Dallas, Texas 75201-3391

    Merrill Lynch Growth Fund for
    Investment and Retirement (4)   . . . . . . . . . .       2,010,700               11.38%
      P.O. Box 9011
      Princeton, New Jersey  08543-9011


- ---------------
(1) Except as otherwise indicated, (i) the persons named in this table have sole voting and investment power with respect to all shares of Landmark Common Stock shown as beneficially owned by them, and (ii) none of the shares shown in this table or referred to in the footnotes hereto are shares of which the persons named in this table have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) promulgated under the Exchange Act.

(2) Includes 217,634 shares held directly by Mr. Bridges' wife, Barbara Ann Bridges, with respect to which Mr. Bridges disclaims beneficial ownership or voting power.

(3) Pursuant to an agreement between S. Rutt Bridges, Barbara Ann Bridges and Halliburton, the voting power, but not the dispositive power, associated with the 1,971,263 shares of Landmark Common Stock held beneficially by S. Rutt Bridges and Barbara Ann Bridges is shared with Halliburton. As a result of obtaining such shared voting power, Halliburton has filed a Schedule 13D with the Commission on July 25, 1996 with respect to such 1,971,263 shares of Landmark Common Stock.

(4) Includes 1,300,000 shares of Landmark Common Stock held by ML Global Allocation Fund, Inc. ("Allocation"); 40,000 shares of Landmark Common Stock held by ML Global Smallcap Fund, Inc. ("Smallcap"); and 587,700 shares of Landmark Common Stock held by ML Global Special Value Fund, Inc. ("Special Value"). Merrill Lynch Asset Management L.P. ("MLAM"), a registered investment adviser under the Investment Advisers Act of 1940, is the investment adviser to Allocation and Smallcap and may be deemed to be a beneficial owner of such shares. Fund Asset Management L.P. ("FAM"), a registered investment adviser under the Investment Advisers Act of 1940, is the investment adviser to Special Value and may be deemed to be a beneficial owner of such shares. In addition, MLAM has voting and dipositive power over an additional 83,000 shares of Landmark Common Stock. This information was obtained from the
     Schedule 13G of Merrill Lynch Growth Fund for Investment and Retirement dated December 31, 1995.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table and the notes thereto set forth certain information with respect to the beneficial ownership of shares of Landmark Common Stock of the Company, as of August 29, 1996, by each director, each Named Officer and by all executive officers and directors as a group:





                                                                    OPTIONS                           PERCENT
                                                                  EXERCISABLE                           OF
                                                                  ON OR BEFORE     COMMON STOCK       COMMON
                                             COMMON STOCK         NOVEMBER 15,     BENEFICIALLY        STOCK
         NAME OF INDIVIDUAL                    OWNED (1)             1996              OWNED           OWNED
         ------------------                  ------------         ------------     ------------      --------
Charles L. Blackburn                              2,000               21,250            23,250           *

S. Rutt Bridges                               1,971,263 (2)                0         1,971,263 (2)     11.2%

James A. Downing II                              38,240               79,500           117,740           *

Henry P. Holland                                  2,470               31,250            33,720           *

Lucio L. Lanza                                        0               31,250            31,250           *

Theodore Levitt                                   1,000               13,750            14,750           *

Robert P. Peebler                                 7,000              265,000           272,000          1.5%

William H. Seippel                               10,800 (3)           79,450            90,250           *

Sam K. Smith                                      4,400               41,250            45,650           *

All executive officers and directors
  as a group (14 persons) . . . . .           2,037,173 (2)(3)       675,950         2,713,123 (2)(3)  15.4%


- ------------------
* Represents less than one percent of the Common Stock outstanding.

(1) Except as otherwise indicated, (i) the persons named in this table have sole voting and investment power with respect to all shares of capital stock shown as beneficially owned by them, and (ii) none of the shares shown in this table or referred to in the footnotes hereto are shares of which the persons named in this table have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) promulgated under the Exchange Act.

(2) Includes 217,634 shares held directly by Mr. Bridges' wife with respect to which Mr. Bridges disclaims dispositive or voting power.

(3) Includes 100 shares indirectly and beneficially owned by Mr. Seippel through his son as to which Mr. Seippel disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item appears in Item 11. Executive Compensation included elsewhere herein.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LANDMARK GRAPHICS CORPORATION



Date:   September 12, 1996                     By:   /s/ William H. Seippel
                                                   -----------------------------
                                                       William H. Seippel
                                                       Vice President, Finance
                                                       and Chief Financial
                                                       Officer (Principal
                                                       Financial and Accounting
                                                       Officer)